Form 10-K405
period 1997-12-31
ESG RE LTD
filed 1998-03-31
CIK 1049624

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                        Commission file number 000-23481

                                 ESG RE LIMITED
             (Exact name of Registrant as specified in its charter)

          Bermuda                                     Not Applicable
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation of organization)

                                16 Church Street
                             Hamilton HM11, Bermuda
                    (Address of executive offices, zip code)

                                 (441) 295-2185
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
                               -------------------
                         Common Shares, $1.00 par value

                    Name of each exchange on which registered
                    -----------------------------------------
                             Nasdaq National Market

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |x| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 20, 1998, was $316,396,896.70 based on the closing price of $26.125 on that date.

The number of the Registrant's common shares (par value $1.00 per share) outstanding as of March 20, 1998, was 13,923,799.

                      Documents Incorporated by Reference:

Certain portions of the Annual Report to Shareholders for 1997 (the "Annual Report") are incorporated by reference in Parts II and IV of this Form 10-K. Certain portions of the Definitive Proxy Statement in connection with the 1998 Annual General Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1997, are incorporated by reference in Part III of this Form 10-K.

PART I.

            Unless the context requires otherwise, references herein to the "Company" or "ESG Re" include the Company's subsidiaries through which the Company operates. All references to the Company prior to the closing of its initial public offering on December 12, 1997, are to the Company's reinsurance management business, which was conducted through its subsidiary, European Specialty Group Holding AG ("ESG Germany") and its subsidiaries (together with ESG Germany, "ES Management").

ITEM 1. BUSINESS

General

            ESG Re Limited (the "Company" or "ESG Re") was formed on August 21, 1997, under the laws of Bermuda. The Company, through its wholly owned direct and indirect subsidiaries, European Specialty Reinsurance (Bermuda) Limited ("ES Bermuda"), European Specialty Reinsurance (Ireland) Limited ("ES Ireland") and European Specialty Ruckversicherung AG ("ES Germany"), is a specialty reinsurer providing innovative risk solutions and capacity on a global basis in the fields of accident, health, life and special risk reinsurance to insurers and selected reinsurers. On December 12, 1997, the Company raised gross proceeds of $257 million in a private placement and initial public offering (the "Offerings"). The net proceeds from the Offerings of the Company's common shares in December 1997 provided the capitalization for the Company to assume for its own account risks that its wholly owned reinsurance management subsidiary, ES Management, previously underwrote on behalf of unaffiliated reinsurance companies. Subsequent to the Offerings, ESG Re assumed a 30% share of the pool business which ES Management underwrote in 1997 on behalf of other reinsurance companies (the "Pool Participants"). In addition, the Company separately negotiated additional retrocessions with certain Pool Participants.

            The Company distinguishes itself by offering "intelligent reinsurance" products and services for particular underwriting problems (including software developed by reinsurance and healthcare professionals to predict the severity of medical conditions based on current diagnoses), actuarial support, product design, and, in the field of medical expense reinsurance, loss prevention and disease management. ESG Re believes that "intelligent reinsurance" products combined with management's experience, extensive relationships, market reputation, underwriting skills, and a strong balance sheet will produce a solid book of business characterized by high stability, above average performance, broad product and global diversity and strong growth opportunities.

Market Growth

            The Company believes that it is well positioned to benefit from market growth developments because of its reputation as a recognized lead underwriter, risk-oriented approach and far-ranging and well-established relationship network. ESG Re believes that its reinsurance markets are currently experiencing significant growth as a result of: (i) the worldwide trend of transferring social security and national health responsibility to the private sector, particularly in Western Europe; (ii) increasing insurance demand accompanying economic growth in emerging markets in Eastern Europe, Asia and Latin America; (iii) the deregulation of certain European markets as a consequence of new trade directives from the European Union enabling the introduction of new products; (iv) increasing individual morbidity and decreasing mortality within large demographic segments of the population; and
(v) increased capacity requirements for the insurance of major global sports and entertainment events.

Business Strategy

            The Company's strategy places an emphasis on underwriting profitability rather than market share. The Company intends to achieve its growth objectives through the following strategic initiatives:

      Products and Services

            Management believes that the Company is recognized by customers as a provider of intelligent reinsurance through innovative insurance products and services. ESG Re intends to maintain its competitive advantage by developing reinsurance products and services that are tailored to the needs of particular markets and working closely with primary insurers and insureds to implement loss control techniques. The Company intends to (i) introduce and implement managed care techniques in Germany, Spain, Italy and other European markets where these techniques have been underutilized; (ii) create private medical care and insurance products for emerging markets within Eastern Europe, Latin America and Asia; (iii) expand occupational injury and health reinsurance programs in Scandinavia; and (iv) continue to structure innovative special risk reinsurance programs for major sporting events and performances such as World Cup Soccer, and European Soccer Championships. Consistent with its practice and experience, ESG Re offers reinsurance of health risks in conjunction with loss-reducing products and services. The Company expects that its ceding clients will assist with the use and implementation of such products and services because of their favorable impact on claims expenses.

            In support of its loss prevention programs, the Company intends to assume responsibility for claims assistance services that were previously provided by third parties. Assistance services include such functions as 24-hour emergency evacuation and repatriation, medical treatment referrals and supporting clinical services. In addition, the Company uses the European Specialty Insurance Management Services software system developed by the Company to assist ceding companies with portfolio and claims handling.

      New Businesses and Markets

            The Company entered the North American market in September 1997. Ms. Renate M. Nellich, Chief Executive Officer of European Specialty (North America) Limited ("ES North America"), has considerable experience in the North American health business and is pursuing opportunities in this market. In addition, access to specialized U.S. claims service providers and the consummation of strategic alliances will enable the Company to import managed care techniques that have proven successful in the United States to Europe and other areas where they are currently underutilized by health care providers.

      Standing as a Specialist Lead Reinsurer

            The Company believes that its reputation as a specialist lead reinsurer and its substantial capitalization will qualify it to be included on the security lists of major reinsurance brokers and ceding clients and, as a result, will be presented with lead and participation risk opportunities not previously available to the Company in its previous function as a reinsurance management company. Management expects that ES Management's profitable underwriting history on behalf of unaffiliated reinsurance companies will give ESG Re opportunities to participate in additional reciprocal reinsurance programs with its current reinsurance partners as well as with new reinsurers in strategic alliances. The Company generally showed operating losses in its previous function as an underwriting management company as a result of the expense of initial system development and, in 1996 and 1997, due to charges relating to the Company's reorganization to become a reinsurer. The Company believes that its losses as a reinsurance management company are not indicative of its future performance as a reinsurer and will not adversely affect the Company's ability to attract ceding clients.

      Focus on High Growth Markets

            ESG Re focuses its health insurance underwriting activities on markets with high growth potential in developing areas such as Latin America, Commonwealth of Independent States ("CIS"), Eastern Europe and Asia. The Company also targets selected developed markets for the introduction of innovative products. In Germany, for example, the public health sector is undergoing rapid changes, attributable in part to health reform legislation recently enacted by the German parliament. ESG Re believes these changes will lead to greater demand for health reinsurance.

Lines of Business

            The Company's major lines of business include medical expense, personal accident and disability, credit/life and special risk reinsurance. ESG Re's gross premiums written for its own account in 1997 totaled $26.1 million. The breakdown of gross premiums written for the year ended December 31, 1997 by major lines of business was as follows:

                                                            1997 Gross
                                                             Premiums
                                                              Written
            Medical Expense .................................    38%
            Personal Accident and Disability ................    36
            Credit/Life .....................................    24
            Special Risk ....................................     2
                                                                ---
                                                                100%
                                                                ===

      Medical Expense

            Medical expense reinsurance consists primarily of medical expense reimbursement plans, short-term travel, defined illnesses and dread diseases, as well as medical expense add-on coverages, top-up benefits and carve-out programs. To properly evaluate these reinsurance risks, ESG Re relies on its detailed knowledge of the underlying insurance product and active risk management, instead of relying solely on past performance or general market pricing. ESG Re usually underwrites risk only concurrently with the implementation of the Company's loss control measures and underwriting support systems. ESG Re focuses on underwriting high net worth individuals, frequent travelers and expatriates, with less emphasis on underwriting volume group business. The Company generally does not underwrite business where the insured has no deductible or co-payment without being able to influence its loss ratios (by applying cost containment measures whenever prudent). To this end, the Company generally seeks to have insurers include deductibles and coinsurance requirements in the primary insurance contracts. In developing countries, ESG Re encourages ceding clients to develop adequate retention levels.

            ESG Re requires its ceding clients to employ stringent cost control and loss prevention measures, such as managing a patient's choice of doctors and hospital networks, reducing benefit utilization and minimizing claims patterns. The Company implements managed care concepts in Europe and emerging insurance markets through intelligent reinsurance (i.e., the combination of capacity, system and data management support and the application of preventative loss control). The Company believes insurance companies in these markets are receptive to managed care since they often have less experience with contemporary cost-containment measures.

            As part of the intelligent reinsurance concept, ESG Re has developed a complete software package, which includes medical tarification, policy issuance, portfolio management and claims handling. An advanced clinically driven loss prevention and early warning software program called EcuQuest is integrated into the Company's system. EcuQuest, for which ESG Re acquired the license rights outside North America, was developed by a subsidiary of Swiss Re Life & Health/The Mercantile & General Life Reinsurance Company Limited and enables the Company to equip ceding clients with clinically driven data management for the early identification of potential shock losses or disease developments.

            ESG Re believes that medical expense reinsurance is one of the strongest growing classes in the insurance industry. The restructuring of social security systems throughout numerous countries generates the need for private insurance and, consequently, generates reinsurance demand. New markets have emerged particularly in Eastern Europe, due to changes in laws that have transferred insurance responsibility from government funds to private institutions, such as trade unions.

            In the area of health reinsurance, ESG Re has focused its underwriting activities on both highly developed markets, like Germany, and less developed markets with high growth potential, like Latin America, the CIS, Eastern Europe and Asia. In Bulgaria, ES Management and Bulstrad, the leading Bulgarian insurer, created the first national health care policy which is modeled on international private healthcare standards.

      Personal Accident and Disability

            Personal accident reinsurance covers death and dismemberment, disability, loss of license and special coverages for credit card issuing corporations relating to injuries to card holders. The reinsurance of nontraditional risks, such as tailor-made coverage for occupational injuries, also comprises an important part of ESG Re's personal accident reinsurance business. The Company favors the "local approach" to personal accident reinsurance (i.e., it acquires direct knowledge of the underlying business by establishing personal relationships and transacting business directly with the ceding clients or local brokers in the country of origin). ESG Re is reluctant to solicit business through nonlocal brokers or to conduct business in areas in which it does not have detailed knowledge of local culture, insureds' behavior, market conditions and other risk elements, since such knowledge allows the Company to assess and price risk appropriately.

      Credit/Life

            ESG Re provides reinsurance for credit/life, accident, disability and unemployment insurance. In this market, the Company seeks to avoid single premium coverage where it cannot vary terms annually. ES Management has considerable experience underwriting credit/life reinsurance in the American, French and Scandinavian markets. The Company will seek to enter the German and selected European markets for credit/life reinsurance, applying the same underwriting practice it has employed in its existing markets (with the necessary adaptations for local markets). The Company has recently begun underwriting activities in the area of traditional life reinsurance, initially limited to the Eastern European and CIS markets. Because the Company does not intend to compete with established insurers and reinsurers in long-term life insurance or investment-related life products, it seeks to offer these products in less established markets.

      Special Risk

            Special risk reinsurance includes insurance with unique risk character, such as sports disabilities, sports and entertainment contingency, non-appearance, cancellation and abandonment. For example, for the 1998 World Cup Soccer Tournament, ES Management through its affiliate SportSecure GmbH controlled the largest contingency insurance risk ever arranged in the global market. ES Management has also covered the 1994 World Soccer Tournament, the European Soccer Championships, the World Athletic Championship, the ATP finals, the European Athletic Association Cups and numerous performances by internationally renowned artists such as Ziegfried & Roy and the Holiday on Ice events.

Underwriting

            Consistent with ES Management's past practices, the Company employs a disciplined, analytical and forward-looking approach to underwriting in order to maximize underwriting profitability. The Company intends to construct a portfolio of reinsurance contracts in the personal and special risk markets that maximizes shareholders' return on equity, subject to prudent risk constraints.

      ESG Re's continued success rests squarely on its ability to generate consistent underwriting profits. Underwriting profits, not cash flow underwriting or investment speculation, are the cornerstone of the Company's profit strategy.

      Management believes that its strategy of "intelligent reinsurance" provides the appropriate tools for achieving the Company's mission. This has been demonstrated to date by the Company's underwriting performance, with an average pro forma combined loss and acquisition expense ratio of 91% over the last four years. ESG Re's products and services also serve to enhance the persistency of the portfolio, which in turn supports long-term profitability. Persistency, as measured by renewal premium compared to the prior twelve months, has been excellent, with an average of 86% for the last three renewal seasons. With an emphasis on underwriting profitability, the Company has canceled contracts with ceding companies when underwriting profits were not in line with expectations.

            Underwriting new and renewal business is conducted on a risk-by-risk basis, with consideration given to the general direction of rates, policy terms, loss histories and future exposures, ESG Re's acceptance limits and general book of business. As part of its underwriting process, the Company focuses on the reputation of the proposed cedent, the likelihood of establishing a long-term relationship with the cedent, the geographic area in which the cedent conducts business and the cedent's market share. The Company reviews historical loss data in order to compare the cedent's historical loss experience to industry averages, as well as the perceived financial strength of the cedent. Over time, the Company has developed its own underwriting manuals that serve as a detailed guideline.

            The Company protects its portfolio by effecting non-proportional reinsurance coverage in various layers to protect against large individual losses, serial losses and risk of known and unknown concentration. In addition, the Company will continue to effect proportional coverage on underwritten risks that might have fluctuating results.

            The Company, together with co-reinsurers, provides initially the following gross capacities:

        Medical Expense                    $5 million life time benefit per
                                            person

        Personal Accident and Disability   $5 million any one person and $30
                                            million in accumulated losses from
                                            any one known event

        Credit/Life                        $1 million any one person

        Special Risk                       $10 million any one event or series
                                            of events

            Initially, the Company does not intend to expose itself to risk for any individual in excess of $500,000 for personal accident, special risk, medical, life and credit/life reinsurance, $1 million for any one known accumulation and $2,500,000 for contingency for major events, prior to additional co-reinsurance.

Claims

            Normally, a reinsurer is not actively involved in claims handling. It is the task of the ceding client to adjust the original losses and settle claims made by its direct insureds. To the extent possible, the Company's approach differs from other reinsurers in that it actively seeks to reduce risks in most of its medical expense reinsurance lines while its reinsurance policies are in effect.

            The Company's claims handling activities, particularly for complicated cases, have proven to be successful in significantly reducing loss ratios of ceding clients' portfolios in comparison to their loss ratios before ESG Re's involvement. Involvement in claims handling also will allow the Company to be constantly aware of claims development in the health care field and to establish reserves more accurately at an early point in time. The Company, therefore, believes that its exposure to incurred but not reported ("IBNR") losses after it begins reinsuring for its own account should be less than that of its competitors. These claims support techniques have also proven to be an important tool in the acquisition of new business.

            Depending on the experience and the retention of the ceding client and the extent of non-proportional reinsurance made available through the Company, it will require either claims control or claims cooperation clauses in the reinsurance treaties it negotiates. Claims control clauses allow the reinsurer to determine the extent to which a claim will be paid, whereas claims cooperation clauses require the agreement of the insurer and reinsurer to jointly determine the extent to which a claim will be paid. These clauses improve the claims performance of a ceding client which might not always be sufficiently experienced in dealing with complex issues.

            The Company performs regular audits at its ceding clients where deemed necessary. Such audits may include underwriting claims, financial, and systems audits. Qualitatively, such audits do not serve solely to test compliance, but to discover weaknesses in the reporting and reserving system of a ceding client and thereby help the ceding client to arrive at a realistic and timely methodology to evaluate risk exposure. The Company has begun to conduct a portion of the audits electronically by directly linking EcuQuest technology into the Company's operations and expects to offer this service to a majority of its customers in 1998.

Operations

            The Company has structured its operations according to business lines. Underwriters are responsible for underwriting the business according to internal guidelines and procedural and underwriting manuals, as well as for supervising claims and handling claims subsequent to entering into the contracts. All business is continuously monitored. The Company's recently introduced management and underwriting information system, Open Co, provides a current database for individual and general risk assessment.

            The Company has entered into agreements with various companies for the provision of office space, certain administrative services, and accounting and regulatory reporting support in Ireland and Bermuda.

Reserves

            The Company expects that, due to the short-tail nature of personal and special risk reinsurance claims, most claims under its treaties will generally become known and ascertainable within approximately 12 to 24 months from the date the insurance policy is written. However, a portion of the Company's business, written and classified as typical "London market business," is generally longer-tail in nature. The majority of the Company's reinsurance contracts permit annual adjustment of terms.

            In its previous function as a reinsurance management company, the Company had not been required to establish reserves for losses and loss expenses to date, although it recommended appropriate levels for such reserves for its reinsurance customers. The reserve for losses and loss expenses established by the Company include reserves for unpaid reported losses and loss expenses and for IBNR losses. Such reserves are estimated by management based upon reports received from ceding clients, supplemented by the Company's estimates of reserves for which ceding client reports have not been received and its historical experience. To the extent that the Company's own historical experience is not sufficient for estimating reserves, such estimates may be actuarially determined based upon industry experience and management's judgment. The estimates will be continually reviewed and reflected in current operations as adjustments to reserves become necessary.

            Loss reserves represent estimates of what an insurer or reinsurer ultimately expects to pay on claims at a given time, based on facts and circumstances then known, and it is possible that the ultimate liability may exceed or be less than such estimates. The estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and other variable factors such as inflation. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates. The estimation of reserves by new reinsurers, such as the Company, may be inherently less reliable than the reserve estimations of a reinsurer with a stable volume of business and an established loss history.

Investments

            As of December 31, 1997, the Company's cash and invested assets totaled $237.0 million. The Company has developed specific investment guidelines for the management of its investment portfolio. Although these guidelines stress diversification of risk, preservation of capital and market liquidity, investments are subject to market risks and fluctuations, as well as to risks inherent in particular securities. The Company's primary investment objective for the portfolio is to preserve the capital assets of the Company while achieving a total return commensurate with market conditions.

            The Company has entered into an Investment Advisory Agreement with Head Asset Management L.L.C. to supervise and direct the investment of the Company's asset portfolio in accordance with, and subject to, the investment objectives and guidelines established by the Company. Pursuant to the terms of the Investment Advisory Agreement, the Company will pay a fee, payable quarterly in arrears, equal to 0.25% per annum of the first $200 million of assets under its management declining to 0.15% per annum of the assets under its management, in excess of $200 million. The Investment Advisory Agreement may be terminated upon 90 days written notice by the Investment Advisor or by the Company on five days notice or upon shorter notice upon mutual written agreement by the parties. See "Certain Relationships and Related Transactions." The performance of, and the fees paid to, the Investment Advisor will be reviewed periodically by the Board of Directors.

      Maturity and Duration of Portfolio

            The maximum effective maturity for any single security in the Company's investment portfolio is set at 30 years for U.S. government and U.S. government agency securities with full faith and credit guarantees and at 10 years for all other issues, measured from the date of settlement. The duration of the portfolio varies according to decisions taken by the Investment Advisor on the outlook for interest rate movements. The benchmark for such duration is approximately 3 years.

      Quality of Debt Securities in Portfolio

            The Company invests only in securities rated A or better. The minimum average credit quality of the Company's investment portfolio is AA.

      Equity Securities and Real Estate

            The Company does not currently intend to invest any of its portfolio in equity securities, although it may do so in the future in order to support its core business with strategic investments. The Company does not intend to invest in real estate other than for its own use.

      Diversification and Liquidity

            No more than 3% of the Company's investment portfolio may be invested in the securities of any single issuer, with the exception of sovereign governments or agencies, including supranational agencies, with an AA rating or better.

      Foreign Currency Exposures

            The Company's investment portfolio is invested predominantly in fixed income securities denominated in U.S. dollars and German Marks. The Company's primary risk exposures and premiums receivable are denominated predominantly in U.S. and Canadian dollars and European currencies. The Company intends to hold investments in the currencies in which it will collect premiums, pay claims and hold reserves thus creating a natural foreign exchange hedge so that resulting foreign exchange rate gains and losses can be reduced to the extent assets equal liabilities.

Competition

            The reinsurance industry is highly competitive. The Company competes with other reinsurers, some of which have substantially greater financial, marketing, and management resources than the Company. It may also compete with new market entrants in the future. Management believes that virtually all major reinsurers write personal accident business, mainly through their property and casualty departments. A smaller number engage also in the fields of health, credit/life and special risks. On an international basis, excluding carriers which are predominantly focused on the United States, few reinsurers are considered lead reinsurers in the segments in which ESG Re is active. In other markets, however, certain traditional or domestic reinsurers hold a dominant position, creating highly competitive market conditions.

            Most reinsurers provide capacities for the various classes of personal reinsurance through discrete units or profit centers. ESG Re believes that it will benefit from being a flexible, innovative specialty reinsurer with its focus on personal and special risk reinsurance (allowing specialized risk solutions from one source).

Employees

            As of December 31, 1997, the Company had 39 employees. None of these employees is represented by a labor union. The Company expects to add additional underwriting, marketing and administrative staff consistent with the implementation of the Company's business plan. The Company believes that its employee relations are generally good.

Regulation

      Bermuda

            The Companies Act 1981 (as amended) and Related Regulations. The Companies Act regulates the business of both the Company and ES Bermuda.

            The Insurance Act 1978 (as amended) and Related Regulations. The Insurance Act 1978 of Bermuda (as amended) and related regulations from time to time in force (the "Act"), which regulates the business of ES Bermuda, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Act by the Minister of Finance. The Minister of Finance, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister of Finance is required by the Act to determine whether the applicant is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the Minister of Finance may impose conditions relating to the writing of certain types of insurance.

            An Insurance Advisory Committee and sub-committees thereof appointed by the Minister of Finance advises him on matters connected with the discharge of his functions and supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

            The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework are set out below.

            Cancellation of Insurer's Registration. An insurer's registration may be canceled by the Minister of Finance on certain grounds specified in the Act, including failure of the insurer to comply with its obligations under the Act or if, in the opinion of the Minister of Finance, after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

            Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, which are required to be filed annually with the Registrar of Companies (the "Registrar"), who is the chief administrative officer under the Act. The auditor must be approved by the Minister of Finance as the independent auditor of the insurer. The approved auditor may be the same person or firm which audits the insurer's financial statements and reports for presentation to its shareholders.

            Statutory Financial Statements. An insurer must prepare annual statutory financial statements. The Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, income statement, statement of capital and surplus, and detailed notes). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under The Companies Act 1981 of Bermuda, which financial statements may be prepared in accordance with U.S. GAAP. Copies of the Company's and ES Bermuda's statutory financial statements must be filed annually together with its statutory financial return. The statutory financial statements must be maintained at the principal office of the insurer for a period of five years.

            Minimum Capital and Surplus. Under the Act, ES Bermuda has been designated as a Class 3 composite insurer. The Act requires $1.25 million minimum capital and surplus for Class 3 composite insurers (i.e. insurers which write both general business and long-term business) with a minimum paid up share capital of $370,000.

            Minimum Solvency Margin. The Act provides that the statutory assets of a Class 3 insurer writing general business must exceed its statutory liabilities by an amount equal to or greater than the applicable minimum solvency margin for that class. The applicable minimum solvency margin for a Class 3 insurer is 20% of net premiums written for the first $6 million of net premiums written plus 15% of net premiums written in excess of $6 million or 15% of loss and loss expense reserves, whichever is greater. The minimum solvency margin for writers of long-term business is $250,000.

            Minimum Liquidity Ratio. The Act provides a minimum liquidity ratio for insurers which write general business. An insurer engaged in general businesses is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the Minister of Finance, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and certain letters of credit and guarantees.

            Statutory Financial Return. A Class 3 insurer is required to file with the Registrar an Annual Statutory Financial Return at the same time as it files its Statutory financial statements but, in any event, no later than four months from the insurer's financial year end (unless specifically extended). The Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Statutory financial statements of the insurer, a schedule of ceded reinsurers, an annual actuarial opinion or loss reserves prepared by the approved loss specialist and a declaration of the statutory ratios and a solvency certificate.

            Supervision, Investigation and Intervention. The Minister of Finance may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Minister of Finance believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Minister of Finance may direct an insurer to produce documents or information relating to matters connected with the insurer's business.

            If it appears to the Minister of Finance that there is a risk of the insurer becoming insolvent, the Minister of Finance may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in Bermuda, or transfer to the custody of a Bermuda bank, certain assets; and to limit its premium income.

            An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda to oversee the business of the Company and to report to the Minister of Finance and the Registrar of Companies in respect of certain events. Unless the approval of the Minister of Finance has been obtained, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days notice in writing to the Minister of Finance is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer, for which he acts, becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a written report to the Minister of Finance setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the reinsurer to comply substantially with a condition imposed upon the reinsurer by the Minister of Finance relating to a solvency margin or a liquidity or other ratio.

            Dividends. The Bermuda Companies Act 1981 would allow dividend payments when there are reasonable grounds for believing that (i) ESG Re will be able to pay its debts as they fall due after payment of a dividend and (ii) ESG Re's assets will exceed the aggregate value of its liabilities and its issued share capital and premium accounts. The Bermuda Insurance Act 1978 requires ES Bermuda to maintain a minimum solvency margin and a minimum liquidity ratio.

            Reduction of Statutory Capital. Approval is needed from the Minister of Finance for any reduction in total statutory capital of an insurance company of 15% or more. Applicants are required to show that the proposed reduction of capital will not cause ES Bermuda to fail to meet applicable statutory margin requirements in Bermuda.

      Germany

            The German regulatory framework for the insurance industry is provided by the Insurance Supervisory Law (Versicherungsaufsichtsgesetz, or "VAG"). The supervision of all insurance companies domiciled in Germany is the responsibility of the BAV, which is an agency of the Ministry of Finance.

            Other than the area of primary insurance, reinsurance has been largely liberalized. Consequently, except as set forth under "European Union" below, there are no detailed regulations for reinsurers under the law of the European Union or Germany.

            A professional reinsurance company requires no license from the BAV. Only a summary filing is required, setting forth the domicile and corporate form of the reinsurance company and the members of the executive and supervisory boards. The BAV encourages reinsurers to submit the names of the company's shareholders with such filings, and also to include the qualifications of the members of the executive and supervisory boards. The submission of a business plan is not necessary.

            Insurance and reinsurance companies are under the direct supervision of the BAV. For reinsurers, however, the level of supervision is substantially relaxed, and pertains primarily to the financial supervision of reinsurers, requiring only submission of financial statements. Except as set forth above, the provisions of the VAG and the Capitalization Law (Kapitalausstattungs VO) do not apply to reinsurers. Reinsurance mutuals (Ruckversicherungsverein VVaG) are subject to solvency controls. Reinsurance companies, such as ES Germany, are not subject to capitalization requirements, but the BAV prefers that reinsurance companies have the same level of capitalization as primary insurers (approximately 16-18% of net premiums).

            Sections 55-59 VAG, pertaining to accounting and auditing of insurance companies, are also applicable to reinsurance companies.

      Ireland

            Irish law directly regulates only one of the Company's subsidiaries, ES Ireland.

            Regulation. Direct insurance business in Ireland is regulated by an extensive list of acts and regulations from the Assurance Companies Act 1909 to the Insurance Act 1989 and the European Communities (Non Life Insurance) Regulations 1976 to the European Communities (Non Life Insurance) Framework Regulations 1994. Direct insurance companies must be authorized by the Minister for Enterprise, Trade and Employment (the "Minister") before commencing business.

            Specialist reinsurers incorporated in Ireland, such as ES Ireland, are not subject to authorization by the Irish Government and are only required to notify the Minister that they carry on the business of Reinsurance pursuant to Section 22 of the Insurance Act 1989.

            Auditor's Report and Duties. The Companies Act 1963 requires all companies incorporated in Ireland to prepare and have audited annual accounts for their shareholders. Section 22(1) Insurance Act 1989 requires reinsurance companies to prepare their accounts in such form as the Minister may specify and such audited accounts are required to be filed in the Companies Registration Office and are available for public inspection.

      European Union

            The European Communities (Insurance Undertakings: Accounts) Regulations 1996 (the "1996 Regulations") apply both to direct insurance companies and reinsurance companies (but not reinsurance management companies, such as the Company in its previous function), and provide that reinsurers must calculate their reserves and value the assets representing them on the same basis as direct insurance underwriters. Technical reserves consist of the aggregate provisions for outstanding claims (including those incurred but not yet reported at the end of the Company's financial year). The 1996 Regulations set out the detailed requirements for the preparation of the accounts of insurance and reinsurance underwriters. The 1996 Regulations also require insurance and reinsurance underwriters to demonstrate that they possess sufficient free assets to cover a safety margin, that is financial resources exceeding those necessary to cover the technical reserves.

      United States and Other

            The Company is not admitted to do business in any jurisdiction except Bermuda, Ireland and Germany. The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance within their jurisdictions by alien insurers, such as the Company, which are not admitted to do business within such jurisdictions. With some exceptions, such sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited. The Company does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction where the conduct of such activities would require that the Company be so admitted and the Company is not so admitted.

ITEM 2. PROPERTIES

            ESG leases office space in Bermuda, Dublin, Hamburg, Toronto and London. The Company does not own any real property. The Company believes its space is adequate to meet its current and expected needs.

ITEM 3. LEGAL PROCEEDINGS

            There are no lawsuits pending, or to the knowledge of the Company threatened, to which the Company or any of its subsidiaries is a party or of which any of their properties is subject other than routine litigation incidental to the business.

                                    PART II.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Prior to the initial public offering, the Company's shareholders took action at two General Meetings of Shareholders and twice by written resolution. The first Annual General Meeting of Shareholders of the Company was held on August 21, 1997. The shareholders approved the bye-laws of the Company, and John C Head III and Wolfgang M. Wand were elected to fill two directorships. The shareholders appointed Deloitte & Touche, Bermuda, to serve as the Company's auditors until the close of the next Annual General Meeting of Shareholders of the Company.

            A special meeting of the shareholders of the Company was held on September 20, 1997. The shareholders resolved that the Company's authorized share capital be increased to $250,000,000 consisting of: 100,000,000 Common Shares, par value $1.00 per share; 100,000,000 Class B Common Shares, par value $1.00 per share; and 50,000,000 Preference Shares, par value $1.00 per share.

            On December 2, 1997, the shareholders acted by unanimous written resolution to set the size of the Board of Directors between 5 and 15, as the Board of Directors may from time to time determine. The shareholders elected, in the classes set forth below, the following directors:

            Class 1     John C Head III, Wolfgang M. Wand
            Class 2     Gerhard Jurk*, William J. Poutsiaka
            Class 3     Edward A. Tilly, David L. Newkirk

            * Mr. Jurk has since resigned his directorship.

            On December 3, 1997, the shareholders took action by unanimous written resolution. The shareholders resolved to purchase and cancel for nil consideration the 12,000 common shares of the Company that were outstanding on December 3, 1997. The shareholders adopted new bye-laws, providing for a staggered Board of Directors divided into three classes and authorizing the Board of Directors to fill any remaining vacancies on the Board. The shareholders approved the Company's 1997 Stock Option Plan and the Company's Non-Management Directors' Compensation and Option Plan.

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Sales of Unregistered Securities

            The Company was incorporated in August 1997 under the laws of Bermuda. On August 21, 1997, the Company issued 6,000 of its common shares to ESG Partners (Bermuda) L.P. (then known as Head Insurance Investors IX (Bermuda) L.P.), and 3,000 each to Gerhard Jurk and Wolfgang M. Wand. The General Partner of ESG Partners (Bermuda) L.P. is an affiliate of Head & Company L.L.C. ("Head Company"). Such securities were sold in a private placement outside the United States and therefore are exempt from registration under the Securities Act pursuant to Section 4(2) thereof. These securities were retired prior to Formation.

            On December 2, 1997, the Company issued 900,000 common shares in exchange for all of the outstanding capital stock of European Specialty Group (United Kingdom) Limited ("ESG UK"). Such securities were sold in a private placement outside the United States and therefore are exempt from registration under the Securities Act pursuant to Regulation S under the Securities Act. The Company issued 900,000 Common Shares in exchange for all of the outstanding capital stock of ESG UK. At the time of this exchange, European Specialty Group Holding AG was a wholly owned subsidiary of ESG UK.

            On December 3, 1997, certain affiliates of Head & Company L.L.C. (the "Head Group") and certain other investors severally purchased for investment directly from the Company (i) an aggregate of 2,673,799 Common Shares, (ii) Class A Warrants to purchase up to 1,247,284 Common Shares, and
(iii) in the case of the Head Group, Class B Warrants to purchase up to 1,247,284 Common Shares (if certain performance criteria were satisfied), at an aggregate price equal to 2,673,799 multiplied by the initial public offering price per Common Share less the underwriting discounts and commissions.

Use of Proceeds

            In December 1997 the Company was capitalized with gross proceeds of $257 million from the Offerings. The proceeds were used to capitalize ES Bermuda, ES Ireland and ES Germany with $55 million, $50 million, and $12 million, respectively. The Company also incurred expenses of the Offerings of approximately $25 million and repaid its outstanding debt, principally loans from shareholders and bank demand borrowings, of $3.5 million. The remainder of the proceeds not allocated to the operating reinsurance subsidiaries is being held until such time as the implementation of the Company's strategic plan requires those funds.

Market Information

            Since December 12, 1997, the common stock of the Company has been traded on NASDAQ under the symbol ESREF. The high and low market prices of the Company's common stock since December 12, 1997 were as follows:

                                            High     Low
                                           ------   -----

From December 12 to December 31, 1997:     $23.88   $21.50

Number of Record Holders of Common Stock

            The number of record holders of the common stock of the Company as of March 20, 1998 was 32.

Dividend History and Restrictions

            On March 9, 1998, the Board of Directors declared a cash dividend of $0.075 per share payable April 3, 1998 to Common shareholders of record on March 28, 1998. Restrictions on the payment of dividends is described in Item 1, "Regulation."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

            Selected Consolidated Financial Data of the Company is contained in the Annual Report and is incorporated herein by reference in response to this item. Reference is made to Item 14(a) of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            "Management's Discussion and Analysis of Financial Condition and Results of Operations" is contained in the Annual Report and is incorporated herein by reference in response to this item. Reference is made to Item 14(a) of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The Company's consolidated financial statements are contained in the Annual Report and are incorporated herein by reference in response to this item. Reference is made to Item 14(a) of this Form 10-K for the Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Executive Officers

            The table below sets forth the names, ages and titles of the persons who are executive officers of the Company and/or its principal operating subsidiaries.

      Name                                 Age   Position

      Wolfgang M. Wand...................   45   Managing Director and Chief
                                                 Executive Officer

      Steven H. Debrovner................   60   Chief Operating Officer

      Gerhard Jurk.......................   49   Chief Financial Officer

      Renate M. Nellich..................   59   Chief Executive Officer of ES
                                                 North America

      Anthony Parfitt....................   31   Audit and Compliance Officer

            Wolfgang M. Wand has been active in the insurance business for over 20 years, 17 of which were in the international insurance market. In 1983, Mr. Wand founded a specialized health care insurance group in which Winterthur Insurance Group acquired a majority interest in 1989 and a 100% interest in 1993. Later in 1993, Mr. Wand co-founded ESG Germany, through which the Company operated its insurance businesses prior to the Offerings. Mr. Wand serves as a member of the German delegation of the International Chamber of Commerce and is a representative on the Chamber's Committee for insurance affairs in Eastern Europe. Following the reunification of Germany, Mr. Wand served on behalf of the German government's privatization agency, the Treuhandanstalt, in connection with the privatization and restructuring of the East German economy, as Chairman of the Board of Directors for certain segments of the German shoe manufacturing industry from 1991 to 1992. Mr. Wand also acts as designated legal representative of Les Mutuelles du Mans in Germany. Mr. Wand completed a degree in economics in 1974 and studied at Cologne and Wuppertal Universities.

            Steven H. Debrovner co-founded ESG Germany with Mr. Wand in 1993. From 1987 to 1992, Mr. Debrovner served as the head of marketing for all non-life business at CIGNA Worldwide headquarters in Philadelphia. In 1974, he created the European accident and health activities for AFIA and, subsequently, CIGNA. Mr. Debrovner received a bachelor's degree in history from Duke University in 1959. Mr. Debrovner has more than 30 years of insurance underwriting experience, having started with American International Group, Inc. in 1967. He has also been both a student and lecturer in Harvard's Graduate International Marketing Program.

            Gerhard Jurk has been Chief Financial Officer of ES Management since 1996. From 1992 to 1996, Mr. Jurk was Chief Internal Auditor of the Transatlantic Insurance Group. In this function, he was a member of the audit team of Winterthur Insurance Group. Between 1993 and 1996, Mr. Jurk acted as Chief Executive Officer for a Winterthur Group underwriting subsidiary. Prior to that, from 1984 to 1992, Mr. Jurk was the Chief Officer of the Financial and Investment Department of the Transatlantic Insurance Group, then a subsidiary of ITT Corporation and subsequently a subsidiary of Winterthur Insurance Group. Mr. Jurk has worked in the insurance industry for more than 25 years and is an accountant certified by the German government.

            Renate M. Nellich has been Chief Executive Officer of ES North America since September 1997. Prior to that, Ms. Nellich was Chief Operating Officer of Swiss Re Life and Health/Mercantile and General Life Reinsurance Company Limited responsible for the Group Reinsurance Operation of the Americas from 1985 to 1997. Between 1975 and 1985, Ms. Nellich served in various capacities in the Mercantile and General's North American Group Division. Ms. Nellich is a Director of Avandel Healthcare, Inc. Ms. Nellich has more than 25 years of experience in the North American life and health insurance industry.

            Anthony Parfitt has been Assistant Managing Director of ESG Germany since 1995 and was the technical account manager in 1994. From 1991 to 1994 Mr. Parfitt was the head of the International Risk Placement Department of the predecessor of ESG Germany.

            The information with respect to directors of the Company is contained under the captions "Election of Directors" in the Proxy Statement and is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

            The Information with respect to executive compensation is contained under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information with respect to security ownership of certain beneficial owners and management is contained under the caption "Information Regarding the Security Ownership of Certain Beneficial Owners, Management and Directors" in the Proxy Statement and is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information with respect to certain relationships and related transactions is contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference in response to this item.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

            (a) 1. FINANCIAL STATEMENTS:

                  The Company has incorporated by reference from the 1997 Annual Report to Shareholders the following consolidated financial statements of the
Company:

                                                              1997 Annual Report
                                                                to Shareholders
                                                                     (Page)
                                                              ------------------
            Independent Auditors' Report                              53

            Consolidated Balance Sheets as of December 31,            28
            1997 and 1996

            Consolidated Statements of Operations for the years       29
            ended December 31, 1997, 1996 and 1995

            Consolidated Statements of Changes in                     30
            Shareholders' Equity for the years ended December
            31, 1997, 1996 and 1995

            Consolidated Statements of Cash Flows for the years       31
            ended December 31, 1997, 1996 and 1995

            Consolidated Statements of Comprehensive Income           32
            for the years ended December 31, 1997, 1996 and
            1995

            Notes to the Consolidated Financial Statements for
            the years ended December 31, 1997, 1996 and 1995          33

      In addition, "Management's Discussion and Analysis of Financial Condition and Results of Operations" begins on page 21 of the 1997 Annual Report to Shareholders.

            2. FINANCIAL STATEMENT SCHEDULES:

                  The following Financial Statement Schedules are filed as part of this Report.

Schedule I - Summary Of Investments Other Than Investments In Related Parties (Dollars in thousands)

                                                                           Amount
                                               Amortized                  Shown in
Type of investment                                Cost     Fair Value   Balance Sheet
-------------------------------------------------------------------------------------
Fixed maturities - available for sale
Bonds:
   U.S. Government and government agencies     $218,694    $218,867       $218,867
                                               -----------------------------------
Total fixed maturities - available for sale     218,694     218,867        218,867
Short-term investments                           11,913      11,913         11,913
Cash and cash equivalents                         6,196       6,196          6,196
                                               -----------------------------------

Total investments and cash                     $236,803    $236,976       $236,976
                                               ===================================

Schedule III - Supplementary Insurance Information
(Dollars in thousands)

                                 Unpaid                                         Paid     Amortization
                   Deferred    Losses and               Net          Net       Losses    of Deferred     Other        Net
                  Acquisition     Loss     Unearned   Premiums   Investment   and Loss   Acquisition   Operating   Premiums
     Segment        Costs       Expenses   Premiums    Earned      Income     Expenses      Costs      Expenses     Written
----------------- ----------   ---------- ---------- ----------  -----------  ---------  ------------  ---------   ---------
December 31, 1997
Bermuda               $4,147     $7,846    $12,168    $13,411        $598     $     --      $4,693      $11,362     $25,392
                  ----------------------------------------------------------------------------------------------------------
                      $4,147     $7,846    $12,168    $13,411        $598     $     --      $4,693      $11,362     $25,392
                  ==========================================================================================================

Schedule IV -  Reinsurance
(Dollars in thousands)

                                                                 Percentage of
                       Direct   Ceded to      Assumed                Amount
                        Gross     Other     from Other     Net   Assumed to Net
                       Amount   Companies    Companies   Amount      Amount
                       --------------------------------------------------------
December 31, 1997
Total premiums earned  $   --        $451      $13,862   $13,411          103%
                       ========================================================

            The report of the Company's independent auditors with respect to the above-listed Financial Statement Schedules is set forth in Exhibit 24.1(a) of this report.

            All other schedules are omitted because they are either inapplicable for the required information or are presented in the Consolidated Financial Statements of the Company or the Notes thereto, which are incorporated by reference in this Annual Report on Form 10-K.

            3.     EXHIBITS:

            2.1*     Share Exchange Agreement between ESG Re Limited and
                     European Specialty Group (United Kingdom) Limited, dated as of November 13, 1997.
            2.2*     Share Exchange Agreement between the shareholders of
                     European Specialty Group Holding AG and European Specialty
                     Group (United Kingdom) Limited, dated as of November 13,
                     1997.
            3.1*     Memorandum of Association
            3.2*     Bye-Laws
            4.1*     Specimen Common Share certificate
            4.2*     Form of Class A Warrant
            4.3*     Form of Class B Warrant
            10.1*    Form of Subscription Agreement, between ESG Re Limited and certain Direct Purchasers, dated as of September 30, 1997
            10.2*    Employment Agreement between European Specialty Group
                     (United Kingdom) Limited, ESG Re Limited and Wolfgang M.
                     Wand, dated as of December 1, 1997
            10.3*    Employment Agreement between ESG Re Limited and Steven H.
                     Debrovner, dated as of December 1, 1997
            10.4*    Employment Agreement between European Specialty Group
                     Holding AG and Gerhard Jurk, dated as of December 1, 1997
            10.5*    Employment Agreement between European Specialty (North
                     America) Limited and Renate M. Nellich, dated as of
                     December 1, 1997
            10.6*    Investment Advisory Agreement between ESG Re Limited and
                     Head Asset Management L.L.C., dated as of December 1, 1997
            10.7*    Investment Advisory Agreement between European Specialty
                     Ruckversicherung AG and Head Asset Management L.L.C., dated as of December 1, 1997
            10.8*    Form of Registration Rights Agreement between ESG Re
                     Limited and the Direct Purchasers named therein
            10.9     Form of Non-Management Directors' Compensation and Option
                     Plan, approved on December 3, 1997 between ESG Re Limited
                     and non-employee director optionees
            10.10    Form of 1997 Stock Option Plan, approved on December 3,
                     1997 between ESG Re Limited and certain optionees
            13.1     1997 Annual Report to Shareholders
            22.1*    Subsidiaries of the Registrant
            24.1(a)  Independent Auditors' Report of Deloitte & Touche
            24.1(b)  Consent of Deloitte & Touche
            27.1     Financial Data Schedule

----------

* Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-1 of the Company, as filed with the Securities and Exchange Commission on December 9, 1997 (registration No. 333-40341). The Consent by the Company's independent auditors to incorporate by reference is set forth in Exhibit 24.1(b) of this report.

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the period from August 21, 1997, to December 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto authorized, on March 30, 1998.

ESG RE LIMITED


                                        By:    /s/ GERHARD JURK
                                               ---------------------
                                        Name:  Gerhard Jurk
                                        Title: Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Signature                       Title                     Date
        ---------                       -----                     ----


  /s/ WOLFGANG M. WAND
---------------------------
    Wolfgang M. Wand          Managing Director and          March 30, 1998
                              Chief Executive Officer
                              and Director


 /s/ STEVEN H. DEBROVNER
---------------------------
   Steven H. Debrovner        Chief Operating Officer        March 30, 1998
                              and Director


    /s/ GERHARD JURK
---------------------------
      Gerhard Jurk            Chief Financial Officer        March 30, 1998


   /s/ JOHN C HEAD III
---------------------------
     John C Head III          Chairman of the Board          March 30, 1998


  /s/ KENNETH P. MORSE
---------------------------
    Kenneth P. Morse          Director                       March 30, 1998


  /s/ DAVID L. NEWKIRK
---------------------------
    David L. Newkirk          Director                       March 30, 1998


/s/ WILLIAM J. POUTSIAKA
---------------------------
  William J. Poutsiaka        Director                       March 30, 1998


   /s/ EDWARD A. TILLY
---------------------------
     Edward A. Tilly          Director                       March 30, 1998