Form 10-Q
period 1998-03-31
ESG RE LTD
filed 1998-05-15
CIK 1049624

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                        COMMISSION FILE NUMBER 000-23481

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

The number of the Registrant's common shares (par value $1.00 per share) outstanding as of May 12, 1998, was 13,923,799.

================================================================================

                                     PART I

              ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 ESG RE LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                           Unaudited
                                                                            March 31,          December 31,
                                                                             1998                  1997
                                                                      ------------------- -------------------

ASSETS
    Fixed maturities - available for sale, at fair value
             (cost: $223,853 and $218,694)                            $           223,413 $           218,867
    Short-term investments                                                            613              11,913
    Cash and cash equivalents                                                      10,315               6,196
                                                                      ------------------- -------------------
             Total investments and cash                                           234,341             236,976
    Accrued investment income                                                       3,404                 437
    Management fees receivable                                                      3,416               3,259
    Premiums receivable                                                            97,004              25,785
    Reinsurance recoverable on incurred losses                                        875                 397
    Prepaid reinsurance premiums                                                    1,297                 300
    Deferred acquisition costs                                                     20,081               4,147
    Funds held by reinsureds                                                        1,719                  --
    Other assets                                                                    2,001               1,767
                                                                      ------------------- -------------------

TOTAL ASSETS                                                          $           364,138 $           273,068
                                                                      =================== ===================

LIABILITIES
    Unpaid losses and loss expenses                                   $            20,358 $             7,846
    Unearned premiums                                                              73,832              12,168
    Acquisition costs payable                                                      25,678               9,584
    Reinsurance premiums payable                                                    1,443                 751
    Payable for securities purchased                                                3,007                  --
    Accrued expenses, accounts payable and other
             ($75 and $2,520 due to related parties)                                3,230               8,344
    Dividends payable                                                               1,044                  --
                                                                      ------------------- -------------------

TOTAL LIABILITIES                                                                 128,592              38,693

    Fiduciary liabilities                                                           7,678              10,485
    Less:  Cash and cash equivalents held in a fiduciary capacity                 (7,678)             (10,485)
                                                                      ------------------- -------------------
                                                                                       --                  --
                                                                      ------------------- -------------------
    Commitments and contingencies (Note 2)                                             --                  --

SHAREHOLDERS' EQUITY
    Preference shares:  50,000,000 shares authorized; no shares issued
             and outstanding for 1998 and 1997                                         --                  --
    Class B common shares:  100,000,000 shares authorized; no shares
             issued and outstanding for 1998 and 1997                                  --                  --
    Common shares, par value $1 per share:  100,000,000 shares authorized; 13,923,799 shares issued and outstanding for
             1998 and 1997                                                         13,924              13,924
    Additional paid-in capital                                                    225,985             225,954
    Accumulated other comprehensive income:
             Foreign currency translation adjustments, net of tax                   (426)                  32
             Unrealized gains (losses) on securities, net of
                reclassification adjustments and tax                                (440)                 170
                                                                      ------------------- -------------------
    Accumulated other comprehensive income                                          (866)                 202
                                                                      ------------------- -------------------
    Retained deficit                                                              (3,497)             (5,705)
                                                                      ------------------- -------------------
             Total shareholders' equity                                           235,546             234,375
                                                                      ------------------- -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $           364,138 $           273,068
                                                                      =================== ===================


          The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                                              Three Months Ended March 31,
                                                                      --------------------------------------------
                                                                               1998                   1997
                                                                      -----------------------  -------------------
REVENUES
    Net premiums written                                              $               84,156       $            --
    Change in unearned premiums                                                      (60,937)                   --
                                                                      -----------------------  -------------------

    Net premiums earned                                                                23,219                   --
    Management fee revenue                                                                970                2,378
    Net investment income                                                               3,020                   --
    Net realized investment gains                                                       1,153                   --
                                                                      -----------------------  -------------------
                                                                                       28,362                2,378
                                                                      -----------------------  -------------------

EXPENSES
    Losses and loss expenses                                                           15,642                   --
    Acquisition costs                                                                   5,270                   --
    Administrative expenses ($304 and $8 to related parties)                            3,912                1,219
                                                                      -----------------------  -------------------
                                                                                       24,824                1,219
                                                                      -----------------------  -------------------
NET INCOME BEFORE TAXES                                                                 3,538                1,159
    Income tax expense                                                                    287                  709
                                                                      -----------------------  -------------------

NET INCOME                                                            $                 3,251  $               450
                                                                      =======================  ===================

PER SHARE DATA
    Basic net income per share                                        $                  0.23  $              2.50
                                                                      -----------------------  -------------------

    Diluted net income per share                                      $                  0.23  $              2.50
                                                                      -----------------------  -------------------

    Weighted average shares outstanding
             Basic                                                                 13,923,799              180,000
             Diluted                                                               14,373,691              180,000
                                                                      =======================  ===================

    Dividends declared per share                                      $                 0.075      $            --
                                                                      =======================  ===================

    The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                            Three Months Ended March 31,
                                                                       --------------------------------------
                                                                              1998               1997
                                                                       ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in operating activities                                  $           (5,786)$              (216)
                                                                       ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cost of fixed maturities acquired - available for sale                       (185,983)                 --
    Proceeds from sale of fixed maturities - available for sale                   184,868
    Net proceeds from sale of other investment assets                              11,300                  --
    Purchases of fixed assets                                                        (218)                (11)
    Purchases of intangible assets                                                    (64)                 --

                                                                       ------------------ -------------------
    Net cash provided by (used in) investing activities                             9,903                 (11)
                                                                       ------------------ -------------------

CASH FLOWS FROM FINANCIAL ACTIVITIES
    Net change in short-term debt                                                      --                 277
                                                                       ------------------ -------------------

    Net cash provided by financing activities                                          --                 277
                                                                       ------------------ -------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 2                  12
                                                                       ------------------ -------------------

    Net increase in cash                                                            4,119                  62
    Cash and cash equivalents at January 1                                          6,196                  15
                                                                       ------------------ -------------------

    Cash and cash equivalents at March 31                              $           10,315 $                77
                                                                       ================== ===================

           The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (U.S. DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                              Three Months Ended March 31,
                                                                      --------------------------------------------
                                                                               1998                   1997
                                                                      ----------------------  --------------------
Net income                                                            $                3,251  $                450
                                                                      ----------------------  --------------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                             (458)                    37
    Unrealized gains on securities:
      Unrealized holding gains arising during period                                     515                    --
      Less reclassification adjustment for gains included
         in net income                                                               (1,125)                    --
                                                                      ----------------------  --------------------
                                                                                       (610)                    --
                                                                      ----------------------  --------------------
Other comprehensive income                                                           (1,068)                    37
                                                                      ----------------------  --------------------
Comprehensive income                                                  $                2,183  $                487
                                                                      ======================  ====================

           The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of ESG Re Limited and its subsidiaries (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America ("U.S. GAAP") for complete financial statements.

         In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair presentation of financial position, results of operations, cash flow and comprehensive income as of and for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         The results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. In addition, the preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the disclosure of such amounts. Actual results could materially differ from those estimates and assumptions.


2.     COMMITMENTS AND CONTINGENCIES

       (a)      Employment Contracts

         The Company has entered into employments contracts with seven employees for terms of three to five years, which carry total maximum commitments of $6.1 million (excluding any performance bonuses which are determined by the Board of Directors of the Company). The contracts remunerate the employees for providing services to the Company. The contracts include various non-compete clauses following termination of employment.

       (b)      Lease Commitments

         The Company and its subsidiaries have various obligations under operating leases.

         The future minimum commitments under lease and employment agreements are as follows:


                                                       Employment                  Lease
U.S. dollars in thousands                             Commitments            Commitments                 Total
----------------------------------------  ----------------------- ----------------------  --------------------

Years Ending December 31,
      1998                                           $      2,005            $       384          $      2,389
      1999                                                  1,676                    456                 2,132
      2000                                                  1,478                    469                 1,947
      2001                                                    463                    339                   802
      2002                                                    401                     77                   478
      Thereafter                                              100                     --                   100
                                          ----------------------- ----------------------  --------------------

Total                                                $      6,123            $     1,725          $      7,848
                                          ======================= ======================  ====================

                                        6

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of ESG Re Limited

We have reviewed the accompanying condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of March 31, 1998 and the related condensed consolidated statements of operations, shareholders' equity and cash flows for the three-month period ended March 31, 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of ESG Re Limited and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 19, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche
---------------------
Hamilton, Bermuda
April 27, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         The following is a discussion and analysis of the financial condition as of March 31, 1998 and the results of operations of ESG Re Limited and subsidiaries (the "Company") for the three months ended March 31, 1997 and 1998. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company as of and for the year ended December 31, 1997 and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997. The unaudited consolidated financial statements as of and for the three months ended March 31, 1998 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

         The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. In addition, this quarterly report contains forward-looking statements regarding future profit levels, premium growth, cash flows and other matters, which involve risks and uncertainties that may affect the actual results of operations of the Company. The following important factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: claims frequency, claims severity, economic activity, competitive pricing and the regulatory environment in which the Company operates.

GENERAL

         The Company is a specialty reinsurance enterprise which provides accident, medical, credit, life and special risk reinsurance to insurers and selected reinsurers on a worldwide basis and underwriting management services to selected co-reinsurers.

         On December 12, 1997, the Company raised gross proceeds of $257 million in a private placement and an initial public offering (the "Offerings"). As a result, the Company is now able to assume reinsurance risks for its own account. Prior to the Offerings, the Company operated as a reinsurance management services company. The March 31, 1998 financial results included herein represent the Company's financial performance as a reinsurance entity. The March 31, 1997 results reflect the Company's financial performance as a reinsurance management services company. Accordingly, comparison between the results of these two periods is not meaningful.

RESULTS OF OPERATIONS

NET INCOME

         For the three months ended March 31, 1998, the Company wrote, on behalf of itself and co-reinsurers, total premiums of $97.9 million due to a successful renewal season and premiums from new business. The Company placed $11.8 million with co-reinsurers, resulting in net premiums written for the three months ended March 31, 1998 of $86.1 million. During this period, the Company incurred expenses related to professional services in connection with improving accounting and control systems and to hiring key executives. Additionally, the Company made long-term investments in new business locations and computer system improvements. As a result, total administrative expenses for the period were $3.9 million or 4.6% of net premiums written and 10.1% of net premiums earned. The loss and acquisition expense ratios for the three months ended March 31, 1998 were 67.4% and 22.7%, respectively. Net income for the three months ended March 31, 1998 was $3.3 million.

         Consolidated results of operations for the three months ended March 31, 1998 and 1997 were as follows:


U.S. dollars in thousands except per share data         1998           1997
-----------------------------------------------------------------------------
Net income available to common shareholders            $3,251         $450

Basic net income per share                             $0.23          $2.50
Diluted net income per share                           $0.23          $2.50

UNDERWRITING RESULTS

         Until December 12, 1997 the Company operated as a reinsurance management services company. In December 1997, the Company assumed 30% of the pool business it previously managed on behalf of reinsurance clients, retroactive to January 1, 1997. For the year ended December 31, 1997, the Company managed approximately $100 million of gross premiums written of which it assumed approximately $26 million. Gross and net premiums written and net premiums earned for the three months ended March 31, 1998 were as follows:

                                                     Three months ended
U.S. dollars in millions                               March 31, 1998
------------------------------------------------------------------------
Total premiums                                                  $97.9
Amount placed with co-reinsurers                                 11.8
Gross premiums written                                           86.1
Net premiums written                                             84.2
Net premiums earned                                              23.2

         Gross premiums written for the three months ended March 31, 1998 consisted of the following:

                  New Business - approximately $53.8 million or 62% of gross premiums written were generated from new business. A new representative office in Toronto, Canada, which was opened in October 1997 to serve the North American market, underwrote $17.6 million of gross premiums written.

                  Two significant contracts for European medical, personal accident and life business were underwritten in the first quarter, including one for quota share treaty reinsurance incepting January 1, 1997. These contracts contributed $23.7 million to gross premiums written and $12.8 million to net premiums earned for the three months ended March 31, 1998.

                  Renewal Business - approximately $30.6 million or 36% of gross premiums written was generated from renewal business. Historically, the primary renewal period for the international treaty reinsurance market has been the first quarter of each calendar year.

                  1997 Underwriting Year - approximately $1.7 million or 2% of gross premiums written was attributable to the 1997 underwriting year book of business following the Company's re-evaluation of gross premiums written.

         Underwriting results for the three months ended March 31, 1998, by line of business and in total, were as follows:


         Personal
U.S. dollars in thousands       Medical      Accident       Special        Credit          Life        Total
----------------------------- -----------  ------------ --------------- -------------  ------------ -----------
Gross premiums written            $43,134       $24,746          $4,992        $2,606       $10,623     $86,101
                              -----------  ------------ --------------- -------------  ------------ -----------
Net premiums written               42,810        23,775           4,845         2,525        10,201      84,156
                              -----------  ------------ --------------- -------------  ------------ -----------
Net premiums earned                 7,536         9,144             570           624         5,345      23,219
Losses and loss expenses            5,323         5,923             249           469         3,678      15,642
Acquisition costs                   1,886         1,983             210           100         1,091       5,270
Operating costs                       759           921              58            63           538       2,339
                              -----------  ------------ --------------- -------------  ------------ -----------
Net underwriting income (loss)     $(432)          $317             $53          $(8)           $38       $(32)
                              -----------  ------------ --------------- -------------  ------------ -----------

         Loss development with respect to the 1997 underwriting year portfolio contributed a loss of $228 thousand, resulting primarily from additional losses incurred in one medical contract in the Middle East.


OPERATING RATIOS

         The operating ratios for the three months ended March 31, 1998, by line of business and in aggregate were as follows:

                                                 Personal        Special                                        In
                                   Medical       Accident         Risk          Credit          Life         Aggregate
                                ------------- --------------  -------------  ------------- -------------  --------------
Loss ratio                           70.6%          64.8%          43.7%          75.2%        68.8%          67.4%
Acquisition expense ratio            25.0%          21.7%          36.9%          16.1%        20.4%          22.7%
                                ------------- --------------  -------------  ------------- -------------  --------------
Loss and acquisition
      expense ratio                  95.6%          86.5%          80.6%          91.3%        89.2%          90.1%
                                ------------- --------------  -------------  ------------- -------------  --------------
Operating expense ratio                                                                                       10.1%
                                                                                                          --------------
Combined ratio                                                                                                100.2%
                                                                                                          --------------

         The three months ended March 1, 1998 represent the first full quarter that the Company has operated as a reinsurer writing for its own account. In order to report a combined ratio which gives a meaningful indication of operating results, the Company has included an operating expense ratio. The operating expense ratio of 10.1% has been calculated by expressing total administrative expenses net of management fee revenue and head office expenses, as a percentage of net premiums earned.

GEOGRAPHIC SPREAD

         The increasing geographic diversification of the Company's underwritings was demonstrated by the distribution of gross premiums written for the three months ended March 31, 1998 and the year ended December 31, 1997, as follows:



                             Three months              Year ended
                                ended                 December 31,
                            March 31, 1998                1997
---------------------  ------------------------  -----------------------
Western Europe                 42.3%                     52.3%
Eastern Europe                  3.2%                      5.3%
United Kingdom                  5.0%                     10.4%
North America                  25.1%                      1.5%
Latin America                  14.3%                     19.2%
Other                          10.1%                     11.3%
---------------------  ------------------------  -----------------------
Total                         100.0%                    100.0%
---------------------  ------------------------  -----------------------

PRODUCT MIX

         The distribution of gross premiums written by line of business for the three months ended March 31, 1998 and the year ended December 31, 1997 was as follows:

                             Three months              Year ended
                                ended                 December 31,
                            March 31, 1998                1997
---------------------  ------------------------  -----------------------
Medical                        50.1%                     38.2%
Personal Accident              28.7%                     35.8%
Credit/Life                    15.4%                     24.5%
Special Risk                    5.8%                      1.5%
---------------------  ------------------------  -----------------------
Total                         100.0%                    100.0%
---------------------  ------------------------  -----------------------

EXPOSURE MANAGEMENT

         The Company manages its underwriting risk exposures through an excess of loss reinsurance program and co-reinsurance. The Company's excess liability insurance policy generally provides limits up to a maximum of $30 million per occurrence, with a minimum attachment point generally of $100,000.

         All of the Company's non-North American business is co-reinsured with three other reinsurance companies that have participations with underwriting lines of 7.5%, 5.0% and 2.5%.

MANAGEMENT FEE REVENUE

         Management fee revenue decreased by $1.4 million or 58% from $2.4 million for the three months ended March 31, 1997 to $970 thousand for the three months ended March 31, 1998, as the primary focus of the Company's business shifted from reinsurance management to acting as a reinsurer for its own account. The management fee income for the three months ended March 31, 1998 was comprised primarily of fees earned as compensation for underwriting and managing the reinsurance portfolio on behalf of the Company's co-reinsurers.

INVESTMENT RESULTS

         Net investment income and net realized investment gains for the three months ended March 31, 1998 totaled $3.0 million and $1.2 million, respectively. As of March 31, 1998, total investments and cash were $234.3 million consisting mainly of the proceeds raised from the Offerings. As of March 31, 1997, the Company had no investments other than cash.

         The following table reflects the investment results for the three months ended March 31, 1998:


                                                                                                 Net
                                                             Net           Annualized         Realized
                                          Average         Investment        Effective        Investment
(U.S. dollars in thousands)           Investments(1)      Income(2)           Yield             Gains
----------------------------------------------------------------------------------------------------------
Fixed maturities                        $  219,636         $2,922             5.3%            $1,153
Short-term investments                       6,263             58             3.7%              ----
Cash and cash equivalents                    8,256             40             1.9%              ----
                                    ----------------------------------------------------------------------
Total                                   $  234,155         $3,020             5.2%            $1,153
                                    ======================================================================

(1) Average investments are net of pending trades.
(2) Net investment income is net of investment related expenses.

         The Company's investment portfolio was positively impacted by a general increase in prices in the U.S. bond markets, which allowed net investment gains to be realized on sales of fixed income securities during the period.

ADMINISTRATIVE EXPENSES

         Total administrative expenses increased by $2.7 million or 221% from $1.2 million for the three months ended March 31,1997, to $3.9 million for the three months ended March 31, 1998. Administrative expenses consisted primarily of personnel costs, professional fees and foreign exchange losses.

         Personnel costs increased by $551 thousand from $488 thousand for the three months ended March 31, 1997, to $1.0 million for the three months ended March 31, 1998. This increase in personnel costs is due to the significant investment in personnel made both prior to and since the Offerings and includes additions of executives and staff at the holding company and representative offices in Toronto, Canada and Sydney, Australia.

         Professional service fees increased by $1.2 million from $174 thousand for the three months ended March 31, 1997 to $1.3 million for the three months ended March 31, 1998. These professional service fees related to the Company's new public reporting requirements, staff recruiting efforts and computer systems improvements.

         Foreign exchange losses increased by $572 thousand for the three months ended March 31, 1998 and were incurred as the U.S. dollar strengthened against most of the other currencies in which the Company operates. These losses are unrealized and were incurred on translation for reporting purposes. As the Company maintains a natural hedge in which foreign currency assets are held in the currencies in which it must pay liabilities, there is no impact on cash from foreign currency losses.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, total investments and cash were $234.3 million compared to $237.0 million as of December 31, 1997. All fixed maturity securities in the Company's investment portfolio are classified as available for sale and are carried at fair value. The following table summarizes the fixed maturity investment portfolio as of March 31, 1998:


                                                              Duration        Market             Average
U.S. dollars in thousands                  Fair Value         (Years)         Yield              Rating
------------------------------------------------------------------------------------------------------------
U.S. treasury securities and
    obligations of government
    agencies and corporations             $   66,729            2.0            5.6%                AAA
Obligations of states and
    political subdivisions                    17,373            5.7            6.1%                 AA
Corporate securities                         131,138            3.1            6.1%                 AA
Foreign currency debt
    securities                                 8,173            3.7            4.5                 AAA
Total                                     $  223,413            2.9            5.8%                 AA
                                         ====================================================================

         By comparison, at December 31, 1997, the entire portfolio was invested in U.S. treasury securities and obligations of government agencies and corporations.

         The Company's investment policy objective is to maximize long-term investment returns while maintaining a liquid, high-quality portfolio. To this end, the investment policy requires that the portfolio have an average credit quality rating of AA and no more than 3% of the portfolio shall be invested in a single issuer (other than issues of sovereign governments with a rating of AA or better). The current target duration is 2.75 years.

         The Company expects that its financial and operational needs for the foreseeable future will be met by funds generated by operations.

         Shareholders' equity increased by $1.4 million from $234.4 million as of December 31, 1997, to $235.8 million as of March 31, 1998. The major factors influencing the level of shareholders' equity in the three month period were the $3.3 million of net income, partially offset by the declaration of a dividend of $0.075 per common share or $1.0 million on March 9, 1998, an increase in unrealized investment losses of $610 thousand and an increase in foreign currency translation losses of $458 thousand. Basic book value per common share increased to $16.92 as of March 31, 1998 from $16.83 as of December 31, 1997. Diluted book value per share decreased to $16.39 from $16.61 due to the vesting of 276,240 Class B Warrants on February 5, 1998.

CURRENT DEVELOPMENTS

         A quarterly cash dividend of $0.075 per share was declared on May 4, 1998 by the Company's Board of Directors, payable May 27, 1998, to common shareholders of record on May 18, 1998.

CURRENCY

         The Company's functional currency is the U.S. dollar. However, because the Company underwrites reinsurance exposures, collects premiums and holds investments in currencies other than the U.S. dollar, the Company experiences foreign exchange gains and losses, which in turn affects the results of operations.

         The Company intends to hold investments in the currencies in which it will collect premiums, pay claims and hold reserves, thus creating a natural foreign exchange hedge so that resulting foreign exchange rate gains and losses can be reduced to the extent assets equal liabilities. If in the future the hedging strategy is not effective, the Company may consider other hedging activities to reduce its foreign currency exposures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK

         Not applicable.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.


ITEM 2.  CHANGES IN SECURITIES

         Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

(a)      Exhibits

         Exhibit 10.1     Employment Agreement between ESG Re Limited and
                          Joan H. Dillard, dated as of March 23, 1998 (effective April 1, 1998)

         Exhibit 11.1     Computation of Earnings Per Share

         Exhibit 15.1     Consent of Deloitte & Touche

         Exhibit 27.1     Financial Data Schedule

(b)      Report on Form 8-K

         The Company filed one report on Form 8-K during the reporting period on February 27, 1998 to announce the resignation of Mr. Gerhard Jurk as a Class 2 director of the Company and the appointment of Mr. Kenneth Morse as his replacement to serve until the 1999 Annual General Meeting of Shareholders and until his successors are duly elected and qualified. The Company also announced that the Board resolved to increase the size of the Board by one director, and that Mr. Steven H. Debrovner was appointed to fill the resulting vacancy as a Class 3 director to serve until the 2000 Annual General Meeting of Shareholders and until his successors are duly elected and qualified.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 1998


                                              ESG RE LIMITED



                                              By: /s/ JOAN H. DILLARD
                                              -----------------------
                                              Name: Joan H. Dillard
                                              Title: Chief Financial Officer