Form 10-Q
period 1998-06-30
ESG RE LTD
filed 1998-08-14
CIK 1049624

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

                  For the quarterly period ended June 30, 1998
                        Commission file number 000-23481

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of the Registrant's common shares (par value $1.00 per share) outstanding as of July 31, 1998, was 13,923,799.

================================================================================

                         PART I -- FINANCIAL INFORMATION


               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                 ESG RE LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  Unaudited
                                                                                                  June 30,          December 31,
                                                                                                    1998                1997
                                                                                             ------------------- -------------------
ASSETS
      Fixed maturities - available for sale, at fair value
         (cost:  $218,454 and $218,694)                                                      $           218,806 $           218,867
      Short-term investments                                                                               7,135              11,913
      Cash and cash equivalents                                                                           22,849               6,196
                                                                                             ------------------- -------------------
         Total investments and cash                                                                      248,790             236,976
      Accrued investment income                                                                            3,198                 437
      Management fees receivable                                                                           2,373               3,259
      Premiums receivable                                                                                110,765              25,785
      Reinsurance recoverable on incurred losses                                                             799                 397
      Prepaid reinsurance premiums                                                                         1,194                 300
      Deferred acquisition costs                                                                          23,505               4,147
      Reinsurance balances receivable                                                                      6,230                  --
      Other assets                                                                                         2,944               1,767
                                                                                             ------------------- -------------------
TOTAL ASSETS                                                                                 $           399,798 $           273,068
                                                                                             =================== ===================

LIABILITIES
      Unpaid losses and loss expenses                                                        $            29,289 $             7,846
      Unearned premiums                                                                                   75,517              12,168
      Acquisition costs payable                                                                           31,279               9,584
      Reinsurance balances payable                                                                         6,862                 751
      Payable for securities purchased                                                                    15,676                  --
      Accrued expenses, accounts payable and other liabilities
         ($166 and $2,520 due to related parties)                                                          2,900               8,344
                                                                                             ------------------- -------------------
         Total liabilities                                                                               161,523              38,693

      Fiduciary liabilities                                                                                6,305              10,485
      Less:  Cash and cash equivalents held in a fiduciary capacity                                      (6,305)            (10,485)
                                                                                             ------------------- -------------------
                                                                                                              --                  --
                                                                                             ------------------- -------------------
Commitments and contingencies (Note 2)                                                                        --                  --

SHAREHOLDERS' EQUITY
      Preference shares, 50,000,000 shares authorized; no shares issued and
         outstanding for 1998 and 1997                                                                        --                  --
      Class B common shares, 100,000,000 shares authorized; no shares issued and
         outstanding for 1998 and 1997                                                                        --                  --
      Common shares, par value $1 per share; 100,000,000 shares authorized;
         13,923,799 shares issued and outstanding for 1998 and 1997                                       13,924              13,924
      Additional paid-in capital                                                                         226,101             225,954
      Accumulated other comprehensive income:
         Foreign currency translation adjustments, net of tax                                              (805)                  32
         Unrealized gains on securities, net of reclassification adjustments and tax                         350                 170
                                                                                             ------------------- -------------------
      Accumulated other comprehensive income                                                               (455)                 202
                                                                                             ------------------- -------------------
      Retained deficit                                                                                   (1,295)             (5,705)
                                                                                             ------------------- -------------------
         Total shareholders' equity                                                                      238,275             234,375
                                                                                             ------------------- -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $           399,798 $           273,068
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

                                 ESG RE LIMITED
                 Condensed Consolidated Statements of Operations
           (U.S. dollars in thousands except share and per share data)
                                   (Unaudited)

                                                           Three Months Ended           Six Months Ended
                                                         June 30,      June 30,      June 30,      June 30,
                                                           1998          1997          1998          1997
                                                       ------------------------------------------------------
REVENUES
   Net premiums written                                $     19,526  $         --  $   103,682   $         --
   Change in unearned premiums                              (1,436)            --     (62,373)             --
                                                       ------------------------------------------------------
   Net premiums earned                                       18,090            --        41,309            --
   Management fee revenue                                       229           217         1,199         2,595
   Net investment income (Note 3)                             3,211            --         6,231            --
   Net realized investment gains                                173            --         1,326            --
                                                       ------------------------------------------------------
                                                             21,703           217        50,065         2,595
                                                       ------------------------------------------------------
EXPENSES
   Losses and loss expenses                                  11,340            --        26,982            --
   Acquisition costs                                          4,434            --         9,704            --
   Administrative expenses (Note 3)                           2,392           835         6,304         2,054
                                                       ------------------------------------------------------
                                                             18,166           835        42,990         2,034
                                                       ------------------------------------------------------
NET INCOME (LOSS) BEFORE TAXES                                3,537         (618)         7,075           541
   Income tax expense (benefit)                                 290         (366)           577           343
                                                       ------------------------------------------------------
NET INCOME (LOSS)                                      $      3,247 $       (252) $       6,498 $         198
                                                       ------------------------------------------------------
PER SHARE DATA
   Basic net income (loss) per share                   $       0.23 $      (1.40) $        0.47 $        1.10
                                                       ------------------------------------------------------
   Diluted net income (loss) per share                 $       0.23 $      (1.40) $        0.45 $        1.10
                                                       ------------------------------------------------------
   Weighted average shares outstanding
      Basic                                              13,923,799       180,000    13,923,799       180,000
                                                       ======================================================
      Diluted                                            14,230,547       180,000    14,303,303       180,000
                                                       ======================================================
Dividends declared per share                           $       .075 $          -- $        0.15 $          --
                                                       ======================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                 Condensed Consolidated Statements of Cash Flows
                           (U.S. dollars in thousands)
                                   (Unaudited)

                                                                        Six Months Ended
                                                                 ------------------------------
                                                                    June 30,       June 30,
                                                                      1998           1997
                                                                 -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in operating activities                            $      (4,642) $         (219)
                                                                 -------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cost of fixed maturities acquired - available for sale             (279,029)              --
   Proceeds from sale of fixed maturities - available for sale          295,205              --
   Net proceeds from sale of other investment assets                      4,778              --
   Purchases of fixed assets                                              (604)            (32)
   Purchases of intangible assets                                          (64)              --
                                                                 -------------- ---------------
Net cash provided by (used in) investing activities                      21,286            (32)
                                                                 -------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in short-term debt                                             --             279
                                                                 -------------- ---------------
Net cash provided by financing activities                                    --             279
                                                                 -------------- ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       9               8
                                                                 -------------- ---------------
Net increase in cash                                                     16,653              36
Cash and cash equivalents at January 1                                    6,196              15
                                                                 -------------- ---------------

                                                                 -------------- ---------------
Cash and cash equivalents at June 30                             $       22,849 $            51
                                                                 ============== ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
            Condensed Consolidated Statements of Comprehensive Income
                           (U.S. dollars in thousands)
                                   (Unaudited)

                                                               Three Months Ended               Six Months Ended
                                                             June 30,      June 30,          June 30,      June 30,
                                                               1998          1997              1998          1997
                                                           ------------- -------------     ------------- -------------
Net income (loss)                                          $       3,247 $       (252)     $       6,498 $         198
                                                           ------------- -------------     ------------- -------------
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                        (379)            20             (837)            57
   Unrealized gains on securities
      Unrealized holding gains arising during period                 963            --             1,478            --
      Less reclassification adjustment for gains
         included in net income                                    (173)            --           (1,298)            --
                                                           ------------- -------------     ------------- -------------
                                                                     790            --               180            --
                                                           ------------- -------------     ------------- -------------
Other comprehensive income                                           411            20             (657)            57
                                                           ------------- -------------     ------------- -------------
Comprehensive income                                       $       3,658 $       (232)     $       5,841 $         255
                                                           ============= =============     ============= =============

The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of ESG Re Limited (together with its subsidiaries, the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair presentation of financial position, results of operations and comprehensive income as of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Company's 1997 Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period as well as the disclosure of such amounts. Actual results could materially differ from those estimates and assumptions.


2. COMMITMENTS AND CONTINGENCIES

         (A) EMPLOYMENT CONTRACTS

         The Company has entered into employment contracts with several employees for terms of one to five years which have total minimum commitments of $7.5 million excluding any performance bonuses which are determined by the Board of Directors of the Company. The contracts remunerate the employees for providing services to the Company. The contracts include various non-compete clauses following termination of employment.

         (B) LEASE COMMITMENTS

         The Company and its subsidiaries have various obligations under operating leases.

                                 ESG RE LIMITED
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The future minimum commitments under lease and employment agreements are as follows:

                                       Employment         Lease
U.S. dollars in thousands             Commitments      Commitments         Total
---------------------------------------------------- ----------------------------------
Years Ending December 31,
                1998                $          1,630 $            192  $          1,822
                1999                           2,118              456             2,574
                2000                           1,850              469             2,319
                2001                             835              339             1,174
                2002                             773               77               850
             Thereafter                          255               --               255
                                    ---------------- ----------------------------------
Total                               $          7,461 $          1,533$            8,994
                                    ================ ==================================

3. RELATED PARTIES

         Included in net investment income for the three months and six months ended June 30, 1998 were related party investment expenses of $134 thousand and $274 thousand, respectively.

         Related party expenses of $133 thousand and $437 thousand were included in administrative expenses for the three months and six months ended June 30, 1998, respectively. For the three months and six months ended June 30, 1997, related party expenses of $91 thousand and $99 thousand, respectively, were included in administrative expenses.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of ESG Re Limited

We have reviewed the accompanying condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of June 30, 1998 and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of ESG Re Limited and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 19, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche
Hamilton, Bermuda
August 7, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AS OF JUNE 30, 1998 AND THE RESULTS OF OPERATIONS OF ESG RE LIMITED AND SUBSIDIARIES (THE "COMPANY") FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE ATTACHED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1997 AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND NOTES THERETO HAVE BEEN REVIEWED BY INDEPENDENT ACCOUNTANTS IN ACCORDANCE WITH STANDARDS ESTABLISHED BY THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS.

         THE RESULTS OF OPERATIONS AND CASH FLOWS FOR ANY INTERIM PERIOD ARE NOT NECESSARILY INDICATIVE OF RESULTS FOR THE FULL YEAR. IN ADDITION, THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE PROFIT LEVELS, PREMIUM GROWTH, CASH FLOWS AND OTHER MATTERS THAT INVOLVE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE ACTUAL RESULTS OF OPERATIONS OF THE COMPANY. THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS: CLAIMS FREQUENCY, CLAIMS SEVERITY, ECONOMIC ACTIVITY, COMPETITIVE PRICING AND THE REGULATORY ENVIRONMENT IN WHICH THE COMPANY OPERATES.

GENERAL

         The Company is a specialty reinsurance enterprise that provides accident, medical, credit, life and special risk reinsurance to insurers and selected reinsurers on a worldwide basis, and underwriting management services to co-reinsurers.

         On December 12, 1997, the Company raised gross proceeds of $257 million in a private placement and an initial public offering (the "Offerings"). As a result, the Company became able to assume reinsurance risks for its own account. Prior to the Offerings, the Company operated solely as a reinsurance management services company. The June 30, 1998 financial statement results included herein represent the Company's financial performance as a reinsurance entity. The June 30, 1997 results reflect the Company's financial performance as a reinsurance management services company. Thus, comparison between the results of these two periods is not meaningful.

RESULTS OF OPERATIONS

     NET INCOME

         For the three months ended June 30, 1998, the Company managed, on behalf of itself and co- reinsurers, total premiums of $20.7 million. The Company placed $1.3 million of premiums with co- reinsurers, and due to allocation adjustments on the excess of loss treaties on two significant contracts, net reinsurance premiums were negative $0.1 million, resulting in net premiums written of $19.5 million for the three months ended June 30, 1998.

         For the six months ended June 30, 1998, the Company managed, on behalf of itself and co- reinsurers, total premiums of $118.6 million due to a successful renewal season and premiums from new business. The Company placed $13.1 million with co-reinsurers, and retroceded $1.8 million to reinsurers, resulting in net premiums written for its own account of $103.7 million for the six months ended June 30, 1998.

         For the three months and six months ended in June 30, 1998, the Company incurred expenses related to professional services in connection with improving accounting and control systems and to hiring key executives. Additionally, the Company made long-term investments in new business locations and computer system improvements. As a result, total administrative expenses for the three month period were $2.4 million or 12.3% of net premiums written and 13.3% of net premiums earned. For the six month period, total administrative expenses were $6.3 million or 6.1% of net premiums written and 15.3% of net premiums earned. The loss and acquisition expense ratios for the three months ended June 30, 1998 were 62.7% and 24.5%, respectively. The loss and acquisition expense ratios for the six months ended June 30, 1998 were 65.3% and 23.5%, respectively. Net income for the three months and six months ended June 30, 1998 was $3.2 million and $6.5 million, respectively.

         Consolidated results of operations for the three months and six months ended June 30, 1998 and 1997 were as follows:

                                                              For the three months             For the six months
                                                                  ended June 30                   ended June 30
U.S. dollars in thousands except per share data               1998            1997            1998            1997
-------------------------------------------------------  --------------  --------------- --------------- ---------------
Net income available to common shareholders                  $3,247         $  (252)         $6,498          $  198
Basic net income per share                                   $ 0.23         $ (1.40)         $ 0.47          $ 1.10
Diluted net income per share                                 $ 0.23         $ (1.40)         $ 0.45          $ 1.10

     UNDERWRITING RESULTS

         Until December 12, 1997 the Company operated as a reinsurance management services company. In December 1997, the Company assumed a portion of the pool business it previously managed on behalf of reinsurance clients, retroactive to January 1, 1997. For the year ended December 31, 1997 the Company managed approximately $100 million of gross premiums written of which it assumed approximately $26 million. Gross and net premiums written and net premiums earned for the three months and six months ended June 30, 1998 were as follows:

                                                                  Three months ended        Six months ended
U.S. dollars in millions                                             June 30, 1998            June 30, 1998
-------------------------------------------------------------------------------------------------------------
Total premiums managed                                                 $ 20.7                   $ 118.6
Amount placed with co-reinsurers                                          1.3                      13.1
Gross premiums written                                                   19.4                     105.5
Net premiums written                                                     19.5                     103.7
Net premiums earned                                                      18.1                      41.3

         Gross premiums written for the three months ended June 30, 1998 consisted of the following:

     o New Business - approximately $16.5 million or 85.1% of gross premiums written was generated from new business. A new representative office in Toronto, Canada, which was opened in October 1997 to serve the North American market, underwrote $9.5 million of gross premiums written.

     o Renewal Business - approximately $1.4 million or 7.2% of gross premiums written was generated from renewal business. Historically, the primary renewal period for the international treaty reinsurance market has been the first quarter of each calendar year.

     o 1997 Underwriting Year - approximately $1.5 million or 7.7% of gross premiums written was attributable to the Company's re-evaluation of gross premiums written during the year ended December 31, 1997.

         Gross premiums written for the six months ended June 30, 1998 consisted of the following:

     o New Business - approximately $70.3 million or 66.7% of gross premiums written has been generated from new business. The Company's new representative office in Toronto underwrote $27.1 million of gross premiums written.

         Two significant contracts for European medical, personal accident and life business were underwritten in the first quarter, including one for quota share treaty reinsurance incepting January 1, 1997. These contracts contributed $22.5 million to gross premiums written and $15.9 million to net premiums earned for the six months ended June 30, 1998.

     o Renewal Business - approximately $32.0 million or 30.3% of gross premiums written was generated from renewal business.

     o 1997 Underwriting Year - approximately $3.2 million or 3.0% of gross premiums written was attributable to the 1997 underwriting year book of business.

         Underwriting results for the three months ended June 30, 1998 by line of business and in total were as follows:

                                                       Personal
U.S. dollars in thousands                Medical       Accident       Special        Credit        Life        Total
------------------------------------- -------------- ------------- -------------- ------------ ------------ ------------
Gross premiums written                $       10,056 $       6,928 $          431 $      1,385 $        617 $     19,417
                                      -------------- ------------- -------------- ------------ ------------ ------------
Net premiums written                           9,712         7,122            409        1,344          939       19,526
                                      -------------- ------------- -------------- ------------ ------------ ------------
Net premiums earned                            6,250         8,390            579          848        2,023       18,090
Losses and loss expenses                       3,338         5,412            238          579        1,773       11,340
Acquisition costs                              2,513         1,513            193           85          130        4,434
Operating costs                                  629           845             57           85          204        1,820
                                      -------------- ------------- -------------- ------------ ------------ ------------
Net underwriting income               $        (230) $         620 $           91 $         99 $       (84) $        496
                                      ============== ============= ============== ============ ============ ============

         Underwriting results for the six months ended June 30, 1998 by line of business and in total were as follows:

                                                       Personal
U.S. dollars in thousands                Medical       Accident       Special        Credit       Life         Total
------------------------------------- -------------- ------------- -------------- ------------ ----------- -------------
Gross premiums written                $       53,191 $      31,674 $        5,423 $      3,991 $    11,239 $     105,518
                                      -------------- ------------- -------------- ------------ ----------- -------------
Net premiums written                          52,522        30,897          5,254        3,869      11,140       103,682
                                      -------------- ------------- -------------- ------------ ----------- -------------
Net premiums earned                           13,786        17,534          1,149        1,472       7,368        41,309
Losses and loss expenses                       8,661        11,335            487        1,048       5,451        26,982
Acquisition costs                              4,399         3,496            403          185       1,221         9,704
Operating costs                                1,388         1,766            115          148         742         4,159
                                      ============== ============= ============== ============ =========== =============
Net underwriting income               $        (662) $         937 $          144 $         91 $      (46) $         464
                                      ============== ============= ============== ============ =========== =============

         Including operating costs, for the six months ended June 30, 1998, the 1997 underwriting year portfolio contributed a loss of $18 thousand to net underwriting income. This loss resulted primarily from additional losses incurred on one medical contract in the Middle East during the first quarter, which was partially offset by net underwriting income of $378 thousand earned during the three months ended June 30, 1998.

     OPERATING RATIOS

         The operating ratios for the three months ended June 30, 1998 by line of business and in total were as follows:

                                                       Personal       Special
                                         Medical       Accident         Risk         Credit        Life        Total
------------------------------------- -------------- ------------- -------------- ------------ ------------ ------------
Loss ratio                                53.4%          64.5%         41.1%         68.3%        87.7%        62.7%
Acquisition expense ratio                 40.2%          18.0%         33.3%         10.0%         6.4%        24.5%
------------------------------------- -------------- ------------- -------------- ------------ ------------ ------------
Loss and acquisition expense ratio        93.6%          82.5%         74.4%         78.3%        94.1%        87.2%
------------------------------------- -------------- ------------- -------------- ------------ ------------ ------------
Operating expense ratio                                                                                        10.1%
                                                                                                            ------------
Combined ratio                                                                                                 97.3%
                                                                                                            ============

         The operating ratios for the six months ended June 30, 1998 by line of business and in total were as follows:

                                                       Personal       Special
                                         Medical       Accident         Risk         Credit        Life        Total
------------------------------------- -------------- ------------- -------------- ------------ ------------ ------------
Loss ratio                                62.8%          64.6%         42.4%         71.2%        74.0%        65.3%
Acquisition expense ratio                 31.9%          19.9%         35.1%         12.6%        16.6%        23.5%
------------------------------------- -------------- ------------- -------------- ------------ ------------ ------------
Loss and acquisition expense ratio        94.7%          84.5%         77.5%         83.8%        90.6%        88.8%
------------------------------------- -------------- ------------- -------------- ------------ ------------ ------------
Operating expense ratio                                                                                        10.1%
                                                                                                            ------------
Combined ratio                                                                                                 98.9%
                                                                                                            ============

         The six months ended June 30, 1998 represent the first full six month period that the Company has operated as a reinsurer writing for its own account. In order to report a combined ratio which gives a meaningful indication of operating results, the Company has included an operating expense ratio. The operating expense ratio of 10.1% for the three months and six months ended June 30, 1998 was calculated by expressing total administrative expenses net of management fee revenue and head office expenses as a percentage of net premiums earned.

     GEOGRAPHIC SPREAD

         The increasing geographic diversification of the Company's underwritings was demonstrated by the distribution of gross written premiums for the three months and six months ended June 30, 1998 and the year ended December 31, 1997, as follows:

                                           Three months ended       Six months ended            Year ended
                                              June 30, 1998           June 30, 1998         December 31, 1997
---------------------------------------- ----------------------- ----------------------- ------------------------
Western Europe                                         23.8%                   46.0%                     62.7%
North America                                          56.2%                   29.4%                      1.5%
Latin America                                           2.0%                   11.9%                     19.2%
Eastern Europe                                           --%                    2.0%                      5.3%
Asia                                                    5.0%                    1.0%                       --%
Other                                                  13.0%                    9.7%                     11.3%
                                         ----------------------- ----------------------- ------------------------
Total                                                 100.0%                  100.0%                    100.0%
                                         ======================= ======================= ========================

     PRODUCT MIX

         The distribution of gross premiums written by line of business for the three months and six months ended June 30, 1998 and for the year ended December 31, 1997 was as follows:

                                           Three months ended       Six months ended            Year ended
                                              June 30, 1998           June 30, 1998         December 31, 1997
---------------------------------------- ----------------------- ----------------------- ------------------------
Medical                                                51.8%                   50.4%                     38.2%
Personal Accident                                      35.7%                   30.0%                     35.8%
Credit                                                  7.1%                    3.8%                     24.5%
Life                                                    3.2%                   10.7%                       --%
Special Risk                                            2.2%                    5.1%                      1.5%
                                         ----------------------- ----------------------- ------------------------
Total                                                 100.0%                  100.0%                    100.0%
                                         ======================= ======================= ========================

     EXPOSURE MANAGEMENT

         The Company manages its underwriting risk exposures through an excess of loss reinsurance program and co-reinsurance. The Company's excess liability insurance policy generally provides limits up to a maximum of $30 million per occurrence, with a minimum attachment point generally of $100 thousand.

         All of the Company's non-North American business is co-reinsured with three other reinsurance companies that have participations with underwriting lines of 7.5%, 5.0% and 2.5%.

     MANAGEMENT FEE REVENUE

         Management fee revenue increased slightly for the three months ended June 30, 1998 compared to the three months ended June 30, 1997; however, management fee revenue decreased by $1.4 million or 54% from $2.6 million to $1.2 million for the six months ended June 30, 1998. This overall decrease is due to the change in the focus of the Company's business as it has converted from reinsurance management to acting as a reinsurer for its own account. Management fee revenue for the three months and six months ended June 30, 1998 is comprised primarily of fees earned as compensation for underwriting and managing the reinsurance portfolio on behalf of the Company's co-reinsurers.

     INVESTMENT RESULTS

         For the three months ended June 30, 1998, net investment income and net realized investment gains totaled $3.2 million and $0.2 million, respectively. For the six months ended June 30, 1998, net investment income and net realized investment gains totaled $6.2 million and $1.3 million. As of June 30, 1998, total investments and cash were $248.8 million, consisting mainly of the proceeds raised from the Offerings. As of June 30, 1997, the Company had no investments other than cash.

         The following table reflects the investment results for the three months ended June 30, 1998:

                                                                      Net          Annualized         Net Realized
                                                  Average         Investment        Effective          Investment
U.S. dollars in thousands                       Investments        Income(1)          Yield              Gains
-------------------------------------------- ------------------ --------------- ----------------- --------------------
Fixed maturities                             $          223,142 $         2,977              5.3% $                173
Short-term investments                                    4,579              39              3.4%                   --
Cash and cash equivalents                                21,227             195              3.7%                   --
                                             ------------------ --------------- ----------------- --------------------
Total                                        $          248,948 $         3,211              5.2% $                173
                                             ================== =============== ================= ====================

(1) Net investment income is net of investment related expenses.

         The following table reflects the investment results for the six months ended June 30, 1998:

                                                                       Net           Annualized        Net Realized
                                                   Average         Investment        Effective          Investment
U.S. dollars in thousands                        Investments        Income(1)          Yield              Gains
--------------------------------------------- ------------------ --------------- ---------------- ---------------------
Fixed maturities                              $          221,389 $         5,899             5.3% $               1,326
Short-term investments                                     5,421              97             3.6%                    --
Cash and cash equivalents                                 14,742             235             3.2%                    --
                                              ------------------ --------------- ---------------- ---------------------
Total                                         $          241,552 $         6,231             5.2% $               1,326
                                              ================== =============== ================ =====================

(1) Net investment income is net of investment related expenses.

         The Company's investment portfolio was positively impacted by a general increase in prices in the U.S. bond markets which allowed net investment gains to be realized on sales of fixed income securities during the period.

     ADMINISTRATIVE EXPENSES

         Total administrative expenses for the three months ended June 30, 1998 increased by $1.6 million or 200% from $0.8 million for the three months ended June 30, 1997. Total administrative expenses increased by $4.2 million or 207% from $2.1 million to $6.3 million for the six months ended June 30, 1998. Administrative expenses consisted primarily of personnel costs, professional fees, travel costs, and foreign exchange gains/losses.

         Personnel costs increased by $798 thousand or 188% from $425 thousand for the three months ended June 30, 1997 to $1,223 thousand for the three months ended June 30, 1998. For the six months ended June 30, 1998, personnel costs increased by $1,310 thousand or 144% from $913 thousand for the six months ended June 30, 1997 to $2,223 thousand. This increase in personnel costs was due to the significant investment in personnel made both prior to and since the Offerings and included additions of executives and staff at the holding company and representative offices in Toronto, Canada and Sydney, Australia.

         Professional service fees increased by $599 thousand from $84 thousand for the three months ended June 30, 1997 to $683 thousand for the three months ended June 30, 1998. For the six months ended June 30, 1998, professional service fees increased by $1,725 thousand from $258 thousand for the six months ended June 30, 1997 to $1,983 thousand. These professional service fees related to the Company's new public reporting requirements, staff recruiting efforts and computer systems improvements.

         Travel expenses increased by $211 thousand or 185% from $114 thousand for the three months ended June 30, 1997 to $325 thousand for the three months ended June 30, 1998. For the six months ended June 30, 1998, travel expenses increased by $316 thousand or 144% from $220 thousand for the six months ended June 30, 1997 to $535 thousand. These travel expenses relate to the Company's continuing identification and investigation of new business and underwriting opportunities.

         For the six months ended June 30, 1998, foreign exchange losses of $265 thousand were incurred as the U.S. dollar strengthened against most of the other currencies in which the Company operates. These losses were comprised of foreign exchange losses of $572 incurred during the three months ended March 31, 1998, partially offset by foreign exchange gains of $307 thousand incurred during the three months ended June 30, as many of the currencies in which the Company operates strengthened against the U.S. dollar. These gains and losses were primarily unrealized and were incurred on the revaluation of assets and liabilities denominated in foreign currencies for reporting purposes. As the Company maintains a natural hedge, whereby foreign currency assets are held in the same currency in which it must pay liabilities, there is little impact on cash flows from foreign exchange losses.

     LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, total investments and cash were $248.8 million compared to $237.0 million at December 31, 1997. Investments and cash were higher at June 30, 1998, primarily due to the unsettled payable for securities purchased in the amount of $15.7 million. At December 31, 1997, there was no amount payable for security purchases. All fixed maturity securities in the Company's investment portfolio are classified as available for sale and are carried at fair value. The following table summarizes the fixed maturity investment portfolio as of June 30, 1998.


                                                     Fair           Duration           Market            Average
U.S. dollars in thousands                           Value            (Years)           Yield              Rating
--------------------------------------------- ------------------ --------------- ----------------- --------------------
Corporate securities                          $          133,530             3.5              6.0%          AA
U.S. treasury securities and obligations of                                                                AAA
     U.S. government corporations and
     agencies                                             36,920             1.8              5.5%
Mortgage backed securities                                20,982             2.1              6.1%         AAA
Obligations of states and political subdivisions          18,802             4.6              6.2%          AA
Foreign currency debt securities                           8,572             3.4              4.1%          AA
                                              ------------------ --------------- ----------------- --------------------
Total                                         $          218,806             3.2              5.9%          AA
                                              ================== =============== ================= ====================

         By comparison, at December 31, 1997, the entire portfolio was invested in U.S. treasury securities and obligations of government corporations and agencies.

         The Company's investment policy objective is to maximize long-term investment returns while maintaining a liquid, high-quality portfolio. To this end, the investment policy requires that the portfolio have an average credit quality rating of AA and that no more than 3% of the portfolio is invested in the securities of a single issuer (other than issues of sovereign governments with a rating of AA or better). The current target duration is 2.75 years.

         The Company expects that its financial and operational needs for the foreseeable future will be met by funds generated by operations.

         Shareholders' equity as of June 30, 1998 was $238.3 million compared to $234.4 million at December 31, 1997. The major factors increasing the level of shareholders' equity in the six month period included $6.5 million of net income and unrealized investment gains of $180 thousand, offset by the declaration of two dividends of $0.075 per common share or $2.1 million on March 9, 1998 and May 4, 1998, and an increase in the cumulative foreign currency translation adjustment of $837 thousand. Basic book value per common share increased to $17.11 as of June 30, 1998 from $16.83 as of December 31, 1997. Diluted book value per common share increased to $16.74 from $16.61.

     CURRENT DEVELOPMENTS

         A quarterly cash dividend of $0.075 per share was declared on August 6, 1998 by the Company's Board of Directors, payable September 1, 1998 to common shareholders of record on August 20, 1998.

         During the three months ended June 30, 1998, the Company made strategic investments in operations and in personnel, further strengthening its position in the marketplace. The Company recently incorporated Accent Insurance Company Ltd. in Ireland, enabling it to offer its products on a pan-European basis directly to its insured parties. The Company has also established operations in the Latin American Market and has increased its presence in the London, North American, and Asian markets. The Company has increased its investment in SportSecure GmbH, a reinsurance intermediary specializing in sports and entertainment risks, giving the Company a majority ownership interest and securing a leadership position in the Special Risk market.

     CURRENCY

         The Company's functional currency is the U.S. dollar. However, because the Company underwrites reinsurance exposures, collects premiums and holds investments in currencies other than the U.S. dollar, the Company experiences foreign exchange gains and losses, which, in turn affects the results of operations.

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

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The first Annual General Meeting of Shareholders was held pursuant to notice on May 4, 1998 at 11:00 a.m. local time in Pembroke, Bermuda. There were present at the meeting, in person or represented by proxy, the holders of 9,865,800 shares of the outstanding common stock of the Company, which represented approximately 71% of the outstanding shares as at March 20, 1998, the date of record. The matters voted on at the meeting and the votes cast were as follows:

Proposal 1. Election of Directors

         John C Head III and Wolfgang M. Wand were reelected as Class I Directors to serve until the Annual General Meeting of Shareholders in 2001; Kenneth P. Morse was elected to serve as a Class II Director to serve until the Annual General Meeting of Shareholders in 1999; Steven H. Debrovner was elected to serve as a Class III Director until the General Meeting of Shareholders in 2000, and each until their successors shall have been duly elected and qualified.

                                       For                   Withheld
                                    ---------                --------
John C Head III                     9,816,945                  48,855
Wolfgang M. Wand                    9,816,945                  48,855
Steven H. Debrovner                 9,816,945                  48,855
Kenneth P. Morse                    9,864,200                   1,600

Proposal 2. Ratification of the Appointment of Independent Auditors

         The selection of Deloitte & Touche as independent auditors for the fiscal year ending December 31, 1998 was ratified with 9,864,100 shares voting in favor of such proposal and 1,700 shares voting against.

ITEM 5.  OTHER INFORMATION

         The Company, through its subsidiary ESG Holding AG, increased its share in one of its affiliates, SportSecure GmbH, a reinsurance intermediary specializing in sports and entertainment risks, giving the Company a majority share of 74.9% interest and securing it a leadership role in the Special Risk market.

ITEM 6.  EXHIBITS

         Exhibit 11.1     Computation of Earnings Per Share

         Exhibit 15.1     Consent of Deloitte & Touche

         Exhibit 27.1     Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 1998

                                            ESG RE LIMITED

                                            By: /s/ JOAN H. DILLARD
                                            -----------------------
                                            Name: Joan H. Dillard
                                            Title: Chief Financial Officer