Form 10-Q
period 1998-09-30
ESG RE LTD
filed 1998-11-16
CIK 1049624

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

                For the quarterly period ended September 30, 1998
                        Commission file number 000-23481

                                 ESG RE LIMITED
             (Exact name of Registrant as specified in its charter)

           Bermuda                                             Not Applicable
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation of organization)                              Identification No.)

                                16 Church Street
                             Hamilton HM11, Bermuda
                    (Address of executive offices, zip code)

                                (441) 295-2185
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of the Registrant's common shares (par value $1.00 per share) outstanding as of November 11, 1998, was 13,923,799.

================================================================================

                                 ESG RE LIMITED
          1.1 Index to the Condensed Consolidated Financial Statements

                                                                            PAGE
                                                                            ----
Condensed Consolidated Balance Sheets as of September 30, 1998
  (unaudited) and December 31, 1997                                           1
Condensed Consolidated Statements of Operations for the three
  months and nine months ended September 30, 1998 and 1997 (unaudited)        2
Condensed Consolidated Statements of Cash Flows for the nine
  months ended September 30, 1998 and 1997 (unaudited)                        3
Condensed Consolidated Statements of Comprehensive Income for
  the three months and nine months ended September 30,
  1998 and 1997 (unaudited)                                                   4
Notes to the Condensed Consolidated Financial Statements
  (unaudited)                                                                 5
Independent Accountants' Review Report                                        7

                                     PART I
               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                 ESG RE LIMITED
                      Condensed Consolidated Balance Sheets
           (U.S. dollars in thousands except share and per share data)

                                                                              Unaudited
                                                                             September 30,    December 31,
                                                                                 1998            1997
                                                                               --------------------------
ASSETS
  Fixed maturity investments - available for sale, at fair value
    (cost: $215,231 and $218,694)                                              $ 218,441       $ 218,867
  Short-term investments                                                          13,029          11,913
  Cash and cash equivalents                                                       11,279           6,196
                                                                               -------------------------
    Total investments and cash                                                   242,749         236,976

  Accrued investment income                                                        3,852             437
  Management fees receivable                                                       1,510           3,259
  Premiums receivable                                                            156,710          25,785
  Reinsurance recoverable on incurred losses                                       1,242             397
  Prepaid reinsurance premiums                                                     2,069             300
  Deferred acquisition costs                                                      32,600           4,147
  Reinsurance balances receivable                                                  8,638              --
  Other assets                                                                     3,219           1,767
                                                                               -------------------------
TOTAL ASSETS                                                                   $ 452,589       $ 273,068
                                                                               =========================

LIABILITIES
  Unpaid losses and loss expenses                                              $  39,983       $   7,846
  Unearned premiums                                                              105,244          12,168
  Acquisition costs payable                                                       43,802           9,584
  Reinsurance balances payable                                                    13,086             751
  Payable for securities purchased                                                 3,437              --
  Accrued expenses, accounts payable, and other liabilities
    ($40 and $2,520 due to related parties)                                        3,051           8,344
                                                                               -------------------------
    Total liabilities                                                            208,603          38,693

--------------------------------------------------------------------------------------------------------

  Fiduciary liabilities                                                            5,188          10,485
--------------------------------------------------------------------------------------------------------
  Less: Cash and cash equivalents held in a fiduciary capacity                    (5,188)        (10,485)
--------------------------------------------------------------------------------------------------------

  Commitments and contingencies                                                       --              --

SHAREHOLDERS' EQUITY
  Preference shares, 50,000,000 shares authorized; no shares issued and
    outstanding for 1998 and 1997                                                     --              --
  Class B common shares, 100,000,000 shares authorized; no shares
    issued and outstanding for 1998 and 1997                                          --              --
  Common shares, par value $1 per share; 100,000,000 shares authorized;
    13,923,799 shares issued and outstanding for 1998 and 1997                    13,924          13,924
  Additional paid-in capital                                                     226,216         225,954
  Accumulated other comprehensive income:
    Foreign currency translation adjustments, net of tax                            (723)             32
    Unrealized gains on securities, net of reclassification
      adjustments and tax                                                          2,953             170
                                                                               -------------------------
  Accumulated other comprehensive income                                           2,230             202
                                                                               -------------------------
  Retained earnings (deficit)                                                      1,616          (5,705)
                                                                               -------------------------
    Total shareholders' equity                                                   243,986         234,375
                                                                               -------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 452,589       $ 273,068
                                                                               =========================

         The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                 Condensed Consolidated Statements of Operations
           (U.S. dollars in thousands except share and per share data)
                                   (Unaudited)

                                                Three Months Ended                  Nine Months Ended
                                           September 30,    September 30,     September 30,    September 30,
                                               1998             1997               1998            1997
                                           ------------------------------     ------------------------------
REVENUES
  Net premiums written                     $     53,915       $      --       $    157,597       $      --
  Change in unearned premiums                   (27,781)             --            (90,154)             --
                                           ----------------------------       ----------------------------

  Net premiums earned                            26,134              --             67,443              --
  Management fee revenue                            181             356              1,380           2,951
  Net investment income (Note 3)                  3,359              --              9,590              --
  Net realized investment gains                     386              --              1,712              --
                                           ----------------------------       ----------------------------
                                                 30,060             356             80,125           2,951
                                           ----------------------------       ----------------------------
EXPENSES
  Losses and loss expenses                       15,940              --             42,922              --
  Acquisition costs                               7,324              --             17,028              --
  Administrative expenses (Note 3)                2,467           1,099              8,771           3,153
                                           ----------------------------       ----------------------------
                                                 25,731           1,099             68,721           3,153
                                           ----------------------------       ----------------------------
NET INCOME (LOSS) BEFORE TAXES                    4,329            (743)            11,404            (202)
Income tax expense (benefit)                        335            (433)               912             (89)
                                           ----------------------------       ----------------------------

NET INCOME (LOSS)                          $      3,994       $    (310)      $     10,492       $    (113)
                                           ============================       ============================

PER SHARE DATA
  Basic net income (loss) per share        $       0.29       $   (1.72)      $       0.75       $   (0.63)
                                           ============================       ============================
  Diluted net income (loss) per share      $       0.29       $   (1.72)      $       0.74       $   (0.63)
                                           ============================       ============================

  Weighted average shares outstanding
    Basic                                    13,923,799         180,000         13,923,799         180,000
    Diluted                                  13,924,571         180,000         14,172,947         180,000
                                           ============================       ============================

  Dividends declared per
    share                                  $      0.075       $      --       $      0.225       $      --
                                           ============================       ============================

         The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                 Condensed Consolidated Statements of Cash Flows
                           (U.S. dollars in thousands)
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                 ---------------------------------------------
                                                                 September 30, 1998         September 30, 1997
                                                                 ---------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) operating activities                  $  (1,816)                  $    (538)
                                                                     -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cost of fixed maturity investments acquired - available
    for sale                                                          (405,480)                         --
  Proceeds from sale of fixed maturity  investments - available                                         --
    for sale                                                           413,824
  Net proceeds from sale of other investment assets                     (1,116)                         --
  Purchases of fixed assets                                               (254)                        (55)
  Purchases of intangible assets                                           (90)                         --
  Sales of Fixed Assets                                                     --                           5
                                                                     -------------------------------------
Net cash provided by (used in) investing activities                      6,884                         (50)
                                                                     -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short-term debt                                             --                         230
  Issuance and sale of shares                                                                          385
                                                                     -------------------------------------
Net cash provided by financing activities                                   --                         615
                                                                     -------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     15                          19
                                                                     -------------------------------------

Net increase in cash                                                     5,083                          46
Cash and cash equivalents at January 1                                   6,196                          15
                                                                     -------------------------------------

Cash and cash equivalents at September 30                            $  11,279                   $      61
                                                                     =====================================

         The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
            Condensed Consolidated Statements of Comprehensive Income
                           (U.S. dollars in thousands)
                                   (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                     September 30,   September 30,   September 30,    September 30,
                                                         1998            1997            1998             1997
                                                     -----------------------------   ------------------------------
Net income (loss)                                      $ 3,994          $(310)         $ 10,492          $(113)
                                                       ----------------------          -----------------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                  82              9              (755)            67
  Unrealized gains on securities:
    Unrealized holding gains arising during              2,989             --             4,495             --
      the period
    Less reclassification adjustment for gains
      included in net income                              (386)            --            (1,712)            --
                                                       ----------------------          -----------------------
                                                         2,603             --             2,783             --
                                                       ----------------------          -----------------------
Other comprehensive income                               2,685              9             2,028             67
                                                       ----------------------          -----------------------
Comprehensive income                                   $ 6,679          $(301)         $ 12,520          $ (46)
                                                       ======================          =======================

         The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
       Notes to the Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of ESG Re Limited (together with its subsidiaries, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America ("U.S. GAAP") for complete financial statements.

In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair presentation of financial position, results of operations and comprehensive income as of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Company's 1997 Annual Report on Form 10-K.

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

2. Commitments and Contingencies

      (a) Employment Contracts

The Company has entered into employment contracts with several employees for terms of one to five years which have total minimum commitments of $7.3 million excluding any performance bonuses which are at the discretion of and determined by the Board of Directors of the Company. The contracts remunerate the employees for providing services to the Company. The contracts include various non-compete clauses following termination of employment.

      (b) Lease Commitments

The Company and its subsidiaries have various obligations under operating leases.

The future minimum commitments under lease and employment agreements are as follows:

                                   Employment          Lease
U.S. dollars in thousands          Commitments       Commitments       Total
--------------------------------------------------------------------------------
Years Ending December 31,
   1998                              $ 1,199            $ 100         $ 1,299
   1999                                2,253              478           2,731
   2000                                1,850              489           2,339
   2001                                  948              351           1,299
   2002                                  773               73             846
   Thereafter                            255               --             255
                                ---------------------------------------------

Total                                $ 7,278          $ 1,491         $ 8,769
                                =============================================

3. Related Parties

Included in net investment income for the three months and nine months ended September 30, 1998 were related party investment expenses of $135 thousand and $409 thousand, respectively.

Related party expenses of $437 thousand were included in administrative expenses for the nine months ended September 30, 1998. There were no related party expenses for the third quarter. For the three and nine months ended September 30, 1997, related party expenses of $108 thousand and $207 thousand, respectively, were included in administrative expenses.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of ESG Re Limited

We have reviewed the accompanying condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of September 30, 1998 and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche
November 12, 1998

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition as of September 30, 1998 and the results of operations of ESG Re Limited and subsidiaries (the "Company" or "ESG") for the three months and nine months ended September 30, 1997 and 1998. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company as of and for the year ended December 31, 1997 and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997. The unaudited consolidated financial statements as of and for the three months and nine months ended September 30, 1998 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

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

GENERAL

The Company is a specialty reinsurance enterprise providing accident, medical, credit, life and special risk reinsurance to insurers and selected reinsurers on a worldwide basis, and underwriting management services to co-reinsurers. In addition, the Company established a direct insurance company, Accent Europe Insurance Company Limited, in the second quarter to offer pan-European products to its distribution sources.

In December 1997, the Company raised gross proceeds of $257 million in a private placement and an initial public offering (the "Offerings"). As a result, the Company is now able to assume reinsurance risks for its own account. Prior to the Offerings, the Company operated solely as a reinsurance management services company. The September 30, 1998 financial statement results included herein reflect the Company's financial performance as a reinsurance entity. The September 30, 1997 results reflect the Company's financial performance as a reinsurance management services company. Thus, comparison between these two periods is not meaningful.

RESULTS OF OPERATIONS

NET INCOME

For the three months ended September 30, 1998, the Company managed, on behalf of itself and its co-reinsurers, total premiums of $58.8 million. The current quarter's managed premium was attributable primarily to new business generation and to renewals. Also during the quarter, the Company placed $3.5 million with co-reinsurers, retroceded $1.4 million, and reported net premiums written of $53.9 million.

For the nine months ended September 30, 1998, the Company managed, on behalf of itself and its co-reinsurers, total premiums of $177.4 million, of which it placed $16.6 million with co-reinsurers and retroceded $3.2 million, resulting in $157.6 million net premiums written for the period.

For the three months and nine months ended September 30, 1998, the Company continued to incur significant professional services expenses and associated travel expenses related to initiatives for improving accounting and control systems and for hiring key executives. Combined professional services and travel expenses represented approximately 40.0% of the quarter and year to date administrative expenses. Additionally, the Company continued to make long-term investments in new business locations. Total administrative expenses for the three months ended September 30, 1998 were $2.5 million, or 4.6% and 9.4%, respectively, of net premiums written and net premiums earned. Total administrative expenses for the nine months ended September 30, 1998, were $8.8 million, or 5.6% and 13.0%, respectively, of net premiums written and net premiums earned. Loss and loss adjustment expense ratios for the three and nine months ended September 30, 1998 were 61.0% and 63.7%, respectively, and acquisition expense ratios for the same periods were 28% and 25.2%, respectively. Net income for the three months and nine months ended September 30, 1998 was $4.0 million and $10.5 million, respectively.

Consolidated results of operations for the three months and nine months ended September 30, 1998 and 1997 were as follows:

                                                          For the three months       For the nine months
                                                           ended September 30        ended September 30
U.S dollars in thousands except per share data              1998        1997         1998         1997
--------------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders         $3,994      $ (310)      $10,492      $ (113)

Basic net income (loss) per common share                   $ 0.29      $(1.72)      $  0.75      $(0.63)
Diluted net income (loss) per common share                 $ 0.29      $(1.72)      $  0.74      $(0.63)

UNDERWRITING RESULTS

Until December 1997 the Company operated as a reinsurance management services company. In December 1997, the Company assumed a portion of the pool business it previously managed on behalf of reinsurance clients, retroactive to January 1, 1997. For the year ended December 31, 1997, the Company managed approximately $100 million of gross premiums written, of which it assumed approximately $26 million. Gross and net premiums written and net premiums earned for the three months and nine months ended September 30, 1998 were as follows:

                                       Three months ended      Nine months ended
U.S. dollars in millions               September 30, 1998     September 30, 1998
--------------------------------------------------------------------------------
Total premiums managed                      $  58.8              $  177.4
Amount placed with co-reinsurers                3.5                  16.6
Gross premiums written                         55.3                 160.8
Net premiums written                           53.9                 157.6
Net premiums earned                            26.1                  67.4

Gross premiums written for the three months ended September 30, 1998 consisted of the following:

o New Business - approximately $49.0 million, or 88.6%, of gross premiums written was generated from new business. A new representative office in Toronto, Canada, which was opened in October 1997 to serve the North American market, underwrote $25.3 million of premiums, or 46% of the third quarter's gross premium volume.

o Renewal Business - approximately $7.9 million, or 14.2%, of gross premiums written was generated from renewal business. Historically, the primary renewal period for the international treaty reinsurance market has been the first quarter of each calendar year.

o 1997 Underwriting Year - A negative $1.6 million, or approximately (2.8%), of gross premiums written was attributable to the Company's re-evaluation of the gross premiums written during the year ended December 31, 1997.

Gross premiums written for the nine months ended September 30, 1998 consisted of the following:

o New Business - approximately $119.3 million or 74.2% of gross premiums written was generated from new business. The Company's new representative office in Toronto underwrote $52.4 million of gross premiums written.

      Two significant contracts for European medical, personal accident and life business were underwritten in the first quarter, including one for quota share treaty reinsurance incepting January 1, 1997. These contracts contributed $22.5 million to gross premiums written and $19.4 million to net premiums earned for the nine months ended September 30, 1998. Additionally, one significant North American medical contract was underwritten in the third quarter, contributing $21.6 million gross written premiums.

o Renewal Business - approximately $39.9 million, or 24.8%, of gross premiums written was generated from renewal business.

o 1997 Underwriting Year - approximately $1.6 million, or 1.0%, of gross premiums written was attributable to the 1997 underwriting year book of business.

Underwriting results for the three months ended September 30, 1998, by line of business and in total were as follows:

                                                   Personal
U.S. dollars in thousands               Medical    Accident      Special    Credit     Life        Total
---------------------------------------------------------------------------------------------------------
Gross premiums written                  $ 30,516   $ 15,655       $ 190     $8,186    $   796     $55,343
                                        =================================================================
Net premiums written                      29,965     15,463         179      7,883        425      53,915
                                        =================================================================
Net premiums earned                       11,004     16,971         901      1,694     (4,436)     26,134
Losses and loss expenses                   6,310     11,550        (42)      1,268     (3,146)     15,940
Acquisition costs                          4,141      3,379         348        316       (860)      7,324
Operating costs                              843      1,300          69        130       (340)      2,002
                                        -----------------------------------------------------------------
Net underwriting income (loss)          $   (290)  $    742       $ 526     $  (20)   $   (90)    $   868
                                        =================================================================

Two multiple-product line accounts are producing a lower life weighting than originally assumed. The resulting realignment of the premium and expenses from life business to the personal accident and medical lines created negative underwriting results for the life product line.

Underwriting results for the nine months ended September 30, 1998, by line of business and in total were as follows:

                                                   Personal
U.S. dollars in thousands               Medical    Accident      Special    Credit     Life        Total
----------------------------------------------------------------------------------------------------------
Gross premiums written                  $83,707    $47,329        $5,613    $12,177   $ 12,035    $160,861
                                        ==================================================================
Net premiums written                     82,487     46,360         5,433     11,752     11,565     157,597
                                        ==================================================================
Net premiums earned                      24,790     34,505         2,050      3,166      2,932      67,443
Losses and loss expenses                 14,971     22,885           445      2,316      2,305      42,922
Acquisition costs                         8,540      6,875           751        501        361      17,028
Operating costs                           2,231      3,066           184        278        402       6,161
                                        ------------------------------------------------------------------

Net underwriting income (loss)          $  (952)   $ 1,679        $  670    $    71   $   (136)   $  1,332
                                        ==================================================================

                                OPERATING RATIOS

The operating ratios for the three months ended September 30, 1998, by line of business and in total were as follows:

                                                   Personal      Special
                                      Medical      Accident        Risk       Credit      Life     Combined
-----------------------------------------------------------------------------------------------------------
Loss ratio                             57.3%        68.1%          (4.7)%      74.9%      70.9%      61.0%
Acquisition expense ratio              37.6%        19.9%          38.6%       18.7%      19.4%      28.0%
---------------------------------------------------------------------------------------------------------
Loss and acquisition expense ratio     94.9%        88.0%          33.9%       93.6%      90.3%      89.0%
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Operating expense ratio                                                                               7.7%
                                                                                                     ----
Combined ratio                                                                                       96.7%
                                                                                                     ====

The operating ratios for the nine months ended September 30, 1998, by line of business and in total were as follows:

                                                   Personal      Special
                                      Medical      Accident        Risk       Credit      Life     Combined
-----------------------------------------------------------------------------------------------------------
Loss ratio                             60.4%        66.3%          21.7%       73.2%      78.6%      63.7%
Acquisition expense ratio              34.4%        19.9%          36.6%       15.8%      12.3%      25.2%
---------------------------------------------------------------------------------------------------------
Loss and acquisition expense ratio     94.8%        86.2%          58.3%       89.0%      90.9%      88.9%
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Operating expense ratio                                                                               9.1%
                                                                                                     ----
Combined ratio                                                                                       98.0%
                                                                                                     ====

The nine months ended September 30, 1998 constituted the first full nine-month period that the Company operated as a reinsurer writing for its own account. Accordingly, a combined ratio is presented inclusive of an operating results component to provide a meaningful indication of the underwriting results of the business. The operating expense ratios of 7.7% and 9.1% for the three months and nine months ended September 30, 1998, respectively, were calculated by expressing total administrative expenses net of management fee revenue and corporate office expenses as a percentage of net premiums earned. In addition, during the third quarter, based on a review of operating expenses incurred to support the acquisition of new and renewal insurance contracts under its deferred acquisition policy, the Company deferred $0.6 million in order to reflect the matching of revenues with related expenses. The increased deferral improved the quarter and year-to-date combined ratios by 2.1% and 0.8%, respectively.

GEOGRAPHIC SPREAD

Geographic diversification of the Company's business continued to be demonstrated by the distribution of gross written premiums for the three months and nine months ended September 30, 1998 and the year ended December 31, 1997, as follows:

                   Three months ended    Nine months ended        Year ended
                   September 30, 1998    September 30, 1998    December 31, 1997
--------------------------------------------------------------------------------
Western Europe            18.9%                 37.0%                62.7%
North America             49.6%                 36.5%                 1.5%
Latin America             30.0%                 18.2%                19.2%
Eastern Europe             0.1%                  0.3%                 5.3%
Asia                       0.8%                  0.9%                 1.5%
Other                      0.6%                  7.1%                 9.8%
--------------------------------------------------------------------------------
Total                    100.0%                100.0%               100.0%
--------------------------------------------------------------------------------

PRODUCT MIX

The distribution of gross premiums written by line of business for the three months and nine months ended September 30, 1998 and for the year ended December 31, 1997 was as follows:

                   Three months ended    Nine months ended        Year ended
                   September 30, 1998    September 30, 1998    December 31, 1997
--------------------------------------------------------------------------------
Medical                   55.2%                 52.0%                38.2%
Personal Accident         28.3%                 29.4%                35.8%
Credit                    14.8%                  7.6%                24.5%
Life                       1.4%                  7.5%                  --%
Special Risk               0.3%                  3.5%                 1.5%
--------------------------------------------------------------------------------
Total                    100.0%                100.0%               100.0%
--------------------------------------------------------------------------------

EXPOSURE MANAGEMENT

The Company manages its underwriting risk exposures through geographic distribution, an excess of loss reinsurance program, and co-reinsurance. The Company's excess liability insurance policy generally provides limits up to a maximum of $30 million per occurrence, with a minimum attachment point generally of $100 thousand.

The Company's non-North American business is co-reinsured with two other reinsurance companies that have participations with underwriting lines totaling 12.5%. The North American business is co-reinsured beginning with the third quarter by one company with a participation of 10.0%; a second company began a 5.0% participation in the fourth quarter.

MANAGEMENT FEE REVENUE

Management fee revenue decreased by approximately one-half for both the three months and nine months ended September 30, 1998 compared to the corresponding prior year periods. The overall decrease was due to the change in the focus of the Company's business as it has converted from reinsurance management to acting as a reinsurer for its own account. Management fee revenue for the three months and nine months ended September 30, 1998 was comprised primarily of fees earned as compensation for underwriting and managing the reinsurance portfolio on behalf of the Company's co-reinsurers.

INVESTMENT RESULTS

For the three months ended September 30, 1998, net investment income and net realized investment gains totaled $3.4 million and $0.4 million, respectively. For the nine months ended September 30, 1998, net investment income and net realized investment gains totaled $9.6 million and $1.7 million. As of September 30, 1998, total investments and cash were $243 million, consisting mainly of the proceeds raised from the Offerings.

The following table reflects the investment results for the three months ended September 30, 1998:

                                                     Net         Annualized     Net Realized
                                   Average        Investment      Effective      Investment
U.S dollars in thousands         Investments       Income(1)        Yield          Gains
--------------------------------------------------------------------------------------------
Fixed maturity investments         $218,624         $3,085           5.6%           $386
Short-term investments               10,082             93           3.7%             --
Cash and cash equivalents            17,064            181           4.2%             --
--------------------------------------------------------------------------------------------
Total                              $245,770         $3,359           5.5%           $386
--------------------------------------------------------------------------------------------

(1) Net investment income is net of investment related expenses.

The following table reflects the investment results for the nine months ended September 30, 1998:

                                                     Net         Annualized     Net Realized
                                   Average        Investment      Effective      Investment
U.S dollars in thousands         Investments       Income(1)        Yield          Gains
--------------------------------------------------------------------------------------------
Fixed maturity investments         $218,654         $9,079           5.5%           $1,712
Short-term investments               12,471            357           3.8%               --
Cash and cash equivalents             8,738            154           2.3%               --
--------------------------------------------------------------------------------------------
Total                              $239,863         $9,590           5.3%           $1,712
--------------------------------------------------------------------------------------------

(1) Net investment income is net of investment related expenses.

The Company's investment portfolio was positively impacted by a general increase in prices in the U.S. bond markets which allowed net investment gains to be realized on sales of fixed income securities during the period.

ADMINISTRATIVE EXPENSES

Total administrative expenses for the three months ended September 30, 1998 increased to $2.5 million from $1.1 million for the comparative prior year quarter. Total administrative expenses increased to $8.8 million from $3.2 million for the nine months ended September 30, 1998. Administrative expenses consist primarily of personnel costs, professional fees, travel costs, and foreign exchange gains/losses.

Personnel costs increased by $0.4 million to $0.9 million during the 1998 third quarter from the corresponding prior year period. Personnel costs increased by $1.7 million to $3.1 million for the nine months ended September 30, 1998 over the corresponding prior year period. This increase in personnel costs was due to the significant investment in personnel made both prior to and since the Offerings and includes additions of executives and staff at the holding company and representative offices in Toronto, Canada and Sydney, Australia.

Professional service fees increased by $0.4 million to $0.6 million for the three months ended September 30, 1998 from the corresponding prior year period. For the nine months ended September 30, 1998, professional service fees increased by $2.1 million to $2.6 million from the nine months ended September 30, 1997. These professional service fees related to the Company's new public reporting requirements, staff recruiting efforts and computer systems improvements.

Travel expenses increased by $0.1 million to $0.4 million for the three months ended September 30, 1998 from the corresponding prior year period. For the nine months ended September 30, 1998, travel expenses increased by $0.3 million to $0.9 million compared to the corresponding prior year period. These travel expenses relate primarily to the Company's continuing identification and investigation of new business and underwriting opportunities.

Foreign exchange gains of $65 thousand for the nine months ended September 30, 1998 were incurred as many of the currencies in which the Company operates strengthened against the U.S. dollar. Foreign exchange gains recognized during the second and third quarters more than offset first quarter 1998 foreign exchange losses of $572 thousand during which time the U.S. dollar had strengthened. These gains and losses were primarily unrealized and were incurred on the revaluation of assets and liabilities denominated in foreign currencies for reporting purposes. As the Company maintains a natural hedge, whereby foreign currency assets are held in the same currency in which it must pay liabilities, there is little impact on cash flows from foreign exchange gains and losses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, total investments and cash were $242.7 million compared to $237.0 million at December 31, 1997. All fixed maturity securities in the Company's investment portfolio are classified as available for sale and are carried at fair value. The following table summarizes the fixed maturity investment portfolio as of September 30, 1998.

                                                                                     Average
                                               Fair         Duration    Market       Credit
U.S. dollars in thousands                     Value          (Years)    Yield        Rating
--------------------------------------------------------------------------------------------
Corporate securities                        $137,218           3.3       5.4%          AA
U.S. treasury securities and
  obligations of U.S. government
  corporations and agencies                   37,352           1.5       4.4%          AAA
Mortgage backed securities                     9,718           0.4       5.9%          AAA
Obligations of states and political
  subdivisions                                25,335           2.6       5.7%          AA
Foreign currency debt securities               8,818           3.2       3.8%          AA
--------------------------------------------------------------------------------------------
Total                                       $218,441           2.8       5.2%          AA
--------------------------------------------------------------------------------------------

By comparison, at December 31, 1997, the entire portfolio was invested in U.S. treasury securities and obligations of government corporations and agencies.

The Company's investment policy objective is to maximize long-term investment returns while maintaining a liquid, high-quality portfolio. To this end, the investment policy requires that the portfolio have an average credit quality rating of AA, no more than 3% of the portfolio invested in the securities of a single issuer (other than issues of sovereign governments with a rating of AA or better), and a target duration of 2.75 years. ESG's investment portfolio reflects the Company's investment policy and guidelines.

The Company expects that its financial and operational needs for the foreseeable future will be met by funds generated from operations, but may consider acquiring additional funding as attractive market opportunities emerge.

Shareholders' equity as of September 30, 1998 was $244.0 million compared to $234.4 million at December 31, 1997. The major factors influencing the increased level of shareholders' equity in the nine month period included $10.5 million of net income, net unrealized investment gains of approximately $2.8 million, offset partially by the declaration of three dividends, each of $0.075 per common share, aggregating to $3.1 million. Basic book value per common share increased to $17.52 as of September 30, 1998 from $16.83 as of December 31, 1997.

CURRENT DEVELOPMENTS

A quarterly cash dividend of $0.075 per share was declared on November 10, 1998 by the Company's Board of Directors, payable on December 1, 1998 to common shareholders of record on November 24, 1998.

Early in the fourth quarter, the Company began the process of establishing a global support center (the "Support Center") in Dublin, Ireland. Corporate functions expected to operate from the Support Center include operating and administrative functions such as systems and technology, finance and accounting, human resources, insurance claims, and administration. A small number of staff relocations from Hamburg, Germany will be involved in the transition which is expected to be complete by the end of the second quarter 1999.

CURRENCY

The Company's functional currency is the U.S. dollar. However, because the Company underwrites reinsurance exposures, collects premiums, and holds investments in currencies other than the U.S. dollar, the Company experiences foreign exchange gains and losses, which in turn affect the results of operations.

The Company intends to hold investments in the currencies in which it will collect premiums, pay claims, and hold reserves, thus creating a natural foreign exchange hedge so that resulting foreign exchange rate gains and losses can be reduced to the extent assets equal liabilities. If in the future this hedging strategy is not effective, the Company may consider other hedging activities to reduce its foreign currency exposures.

On January 1, 1999, a single currency, the "euro", will be adopted as the national currency of the 11 participating countries in the European Monetary Union, including Germany and Ireland, two of the countries in which the Company operates and in which the Company maintains a significant presence. ESG German and Irish subsidiaries will not be required to use the euro for accounting purposes prior to January 1, 2002. Due to uncertainties related to the euro conversion, the impact of the conversion is not known. Management is currently reviewing the impact that the adoption of the euro will have on its operations, accounting systems, and financial reporting.

YEAR 2000 ISSUE

The Year 2000 Issue relates to the ability of computer systems to properly interpret date information for the Year 2000 and beyond. In January 1998, Management initiated an enterprise-wide initiative to address Year 2000 issues with respect to the Company's computer software and information technology systems. The initiative has as its focus two distinct areas which include Year 2000 compliance of the Company's software, systems and technology platforms and, the evaluation of the Year 2000 preparedness of significant third parties with whom the Company conducts business, including vendors and customers.

The Company has substantially completed its assessment of Company software and systems and has adopted a plan to implement compliant components and to develop a disaster recovery plan, targeted to be substantially complete by the end of second quarter 1999. The Company estimates that through September, 1998, the remediation and validation effort are approximately 40% complete, with immaterial incremental costs incurred thus far as a result of usage of internal staff only to date. Remaining testing and conversion efforts also are expected to be conducted primarily by internal staff; however, limited third party assistance during the fourth quarter of 1998 and the first two quarters of 1999 may be utilized. No significant third party costs are anticipated. Future costs of remediation are not expected to have a material impact on the Company's financial position, results of operation or cash flows, although no assurance can be given in this regard.

The Company recognizes the potential impact of Year 2000 issues with its service providers and customers. The Company is currently communicating with its significant service providers to assess their readiness and will address compliance risks with each new significant vendor.

PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

There are no lawsuits pending, or to the knowledge of the Company threatened, to which the Company or any of their Subsidiaries or affiliates is a party or of which any of their properties is subject other than the routine litigation incidental to the business.

                          ITEM 2: CHANGES IN SECURITIES

Not applicable.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the third quarter of this fiscal year.

                            ITEM 5. OTHER INFORMATION

Not applicable.

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


November 16, 1998


                                        ESG RE LIMITED


                                        /s/ Joan H. Dillard
                                        JOAN H. DILLARD
                                        CHIEF FINANCIAL OFFICER