Form 10-K405
period 1998-12-31
ESG RE LTD
filed 1999-03-31
CIK 1049624

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

                   For the fiscal year ended December 31, 1998
                        Commission file number 000-23481

                                 ESG RE LIMITED
             (Exact name of Registrant as specified in its charter)

           Bermuda                                     Not Applicable
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 ncorporation of organization)

                                16 Church Street
                             Hamilton HM11, Bermuda
                    (Address of executive offices, zip code)

                                 (441) 295-2185
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
                         Common Shares, $1.00 par value
                    Name of each exchange on which registered
                             Nasdaq National Market

           Securities registered pursuant to Section 12(g) of the Act:
                             3,000,000 Common Shares

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 22, 1999, was $197,124,329.63 based on the closing price of $16.375 on that date.

The number of the Registrant's common shares (par value $1.00 per share) outstanding as of March 22, 1999, was 13,923,799.

                      Documents Incorporated by Reference:

Certain portions of the Annual Report to Shareholders for 1998 (the "Annual Report") are incorporated by reference in Parts II and IV of this Form 10-K. Certain portions of the Definitive Proxy Statement in connection with the 1999 Annual General Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1998, are incorporated by reference in Part III of this Form 10-K.

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

ITEM 1. BUSINESS

General

      ESG Re Limited (the "Company" or "ESG Re") was formed on August 21, 1997, under the laws of Bermuda. The Company, through its wholly owned direct and indirect subsidiaries, European Specialty Reinsurance (Bermuda) Limited ("ES Bermuda"), European Specialty Reinsurance (Ireland) Limited ("ES Ireland") and European Specialty Ruckversicherung AG ("ES Germany"), is a specialty reinsurer providing innovative risk solutions and capacity on a global basis in the fields of accident, health, life and special risk reinsurance to insurers and selected reinsurers. On December 12, 1997, the Company raised gross proceeds of $257 million in a private placement and initial public offering (the "Offerings"). The net proceeds from the Offerings of the Company's common shares in December 1997 provided the capitalization for the Company to assume reinsurance risks.

      In June 1998, the Company incorporated Accent Insurance Company Ltd. ("Accent") in Ireland, enabling it to offer its products on a pan-European basis directly to its insured parties. In the former Soviet State of Georgia, ESG Re has helped to establish the first locally-managed insurance company to be run along Western business standards, supplying a range of innovative products and services, extensive management and training support, technical expertise and capital funding. The Company has also established operations in the Latin American market and has increased its presence in the London, North American, and Asian markets. The Company has increased its investment in SportSecure GmbH, a reinsurance intermediary specializing in sports and entertainment risks, giving the Company a majority ownership interest and securing a leadership position in the Special Risk market.

      The Company distinguishes itself by offering "intelligent reinsurance" products and services for particular underwriting problems including actuarial support, product design, and, in the field of medical expense reinsurance, loss prevention and disease management. ESG Re believes that "intelligent reinsurance" products combined with management's experience, extensive relationships, market reputation, underwriting skills, and a strong balance sheet will produce a solid book of business characterized by high stability, above average performance, broad product and global diversity and strong growth opportunities.

Market Growth

      The Company believes that it is well positioned to benefit from market growth developments because of its reputation as a recognized lead underwriter, risk-oriented approach and far-ranging and well-established relationship network. ESG Re believes that its reinsurance markets are currently experiencing significant growth as a result of: (i) the worldwide trend of transferring social security and national health responsibility to the private sector; (ii) increasing insurance demand accompanying economic growth in emerging markets in Eastern Europe, Asia and Latin America; (iii) the deregulation of certain European markets as a consequence of new trade directives from the European Union enabling the introduction of new products; (iv) increasing individual morbidity and decreasing mortality within large demographic segments of the population; and (v) increased capacity requirements for the insurance of major global sports and entertainment events.

Business Strategy

      The Company's strategy places an emphasis on underwriting profitability rather than market share. The Company intends to achieve its growth objectives through the following strategic initiatives:

  Products and Services

      Management believes that the Company is recognized by customers as a provider of "intelligent reinsurance" through innovative insurance products and services. ESG Re intends to maintain its competitive advantage by developing reinsurance products and services that are tailored to the needs of particular markets and by working closely with primary insurers and insureds to implement loss control techniques. The Company intends to (i) introduce and implement managed care techniques in selected European markets where these techniques have been underutilized; (ii) create private medical care and insurance products for emerging markets within Eastern Europe, Latin America and Asia; (iii) expand occupational injury and health reinsurance programs in Scandinavia; and (iv) continue to structure innovative special risk reinsurance programs for major sporting events and performances such as Soccer World Cup, and European Soccer Championships. Consistent with its practice and experience, ESG Re offers reinsurance of health risks in conjunction with loss-reducing products and services. The Company expects that its ceding clients will assist with the use and implementation of such products and services because of their favorable impact on claims expenses.

      In support of its loss prevention programs, the Company also provides claims assistance services that were previously provided by third parties. Assistance services include such functions as 24-hour emergency evacuation and repatriation, medical treatment referrals and supporting clinical services. In addition, the Company uses the European Specialty Insurance Management Services ("ESIMS") software system developed by the Company to assist ceding companies with portfolio and claims handling.

  New Businesses and Markets

      The Company entered the North American market in September 1997. Ms. Renate M. Nellich, Chief Executive Officer of European Specialty (North America) Limited ("ES North America"), has considerable experience in the North American health business and is pursuing opportunities in this market. In addition, access to specialized U.S. claims service providers and the consummation of strategic alliances will enable the Company to import managed care techniques that have proven successful in the United States, to Europe and other areas where they are currently underutilized by health care providers.

  Focus on High Growth Markets

      ESG Re focuses its health insurance underwriting activities on markets with high growth potential in developing areas such as Latin America, the Commonwealth of Independent States ("CIS"), Eastern Europe and Asia. The Company also targets selected developed markets for the introduction of innovative products. In Germany, for example, the Company is introducing progressive technologies that will establish new and more streamlined distribution channels.

Lines of Business

      The Company's major lines of business include medical expense, personal accident and disability, credit, life and special risk reinsurance. ESG Re's gross premiums written in 1998 totaled $199.9 million. The breakdown of gross premiums written for the year ended December 31, 1998 by major lines of business was as follows:

                                                                      1998 Gross
                                                                       Premiums
                                                                        Written
Medical Expense......................................................    59.6%
Personal Accident and Disability.....................................    26.1
Credit...............................................................     6.2
Life.................................................................     5.5
Special Risk.........................................................     2.6
                                                                        -----
                                                                        100.0%

      FURTHER SEGMENT INFORMATION IS DISCLOSED IN NOTE 16 OF THE CONSOLIDATED FINANCIAL STATEMENTS INCORPORATED BY REFERENCE FROM THE 1998 ANNUAL REPORT TO SHAREHOLDERS.

   Medical Expense

      Medical expense reinsurance consists primarily of medical expense reimbursement plans, short-term travel, defined illnesses and dread diseases, as well as medical expense add-on coverages, top-up benefits and carve-out programs. To properly evaluate these reinsurance risks, ESG Re relies on its detailed knowledge of the underlying insurance product and active risk management, instead of relying solely on past performance or general market pricing. ESG Re frequently underwrites risk only concurrently with the implementation of the Company's loss control measures and underwriting support systems. The Company generally does not underwrite business where the insured has no deductible or co-payment without being able to influence its loss ratios (by applying cost containment measures whenever prudent). To this end, the Company generally seeks to have insurers include deductibles and coinsurance requirements in the primary insurance contracts. In developing countries, ESG Re encourages ceding clients to develop adequate retention levels.

      ESG Re encourages its ceding clients to employ stringent cost control and loss prevention measures, such as managing a patient's choice of doctors and hospital networks, reducing benefit utilization and minimizing claims patterns. The Company introduces selected managed care concepts in Europe and emerging insurance markets through "intelligent reinsurance" (i.e., the combination of capacity, system and data management support and the application of preventative loss control). The Company believes insurance companies in these markets are receptive to managed care since they often have less experience with contemporary cost-containment measures.

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

  Personal Accident

      Personal accident reinsurance covers death and dismemberment, disability, loss of license and special coverages for credit card issuing corporations relating to injuries to card holders. The reinsurance of nontraditional risks, such as tailor-made coverage for occupational injuries, also comprises an important part of ESG Re's personal accident reinsurance business. The Company favors the "local approach" to personal accident reinsurance (i.e., it acquires direct knowledge of the underlying business by establishing personal relationships and transacting business directly with the ceding clients or local brokers in the country of origin). ESG Re focuses its business in areas in which it has detailed knowledge of local culture, insureds' behavior, market conditions and other risk elements, since such knowledge allows the Company to assess and price risk appropriately.

  Credit/Life

      ESG Re provides reinsurance for credit/life, accident, disability and unemployment insurance. ES Management has considerable experience underwriting credit/life reinsurance in the American, French and Scandinavian markets. In 1998, the Company has entered the German and selected other European markets for credit/life reinsurance, applying the same underwriting practice it has employed in its existing markets (with the necessary adaptations for local markets). The Company has recently begun underwriting activities in the area of traditional life reinsurance, initially limited to developing markets. Because the Company does not intend to compete with established insurers and reinsurers in long-term life insurance or investment-related life products, it seeks to offer these products in less established markets.

  Special Risk

      Special risk reinsurance includes insurance with unique risk characteristics, such as sports disabilities, sports and entertainment contingency, non-appearance, cancellation and abandonment. For example, for the 1998 World Cup Soccer Tournament, ES Management controlled the placement of largest contingency insurance risk ever arranged in the global market. The Company has also been selected to structure and arrange the 2002 Soccer World Cup, with a record amount insured of over 2 billion Swiss francs. ES Management has also covered the 1994 World Soccer Tournament, the European Soccer Championships, the World Athletic Championship, the ATP finals, the European Athletic Association Cups and numerous performances by internationally renowned artists.

Underwriting

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

      Management believes that its strategy of "intelligent reinsurance" provides the appropriate tools for achieving the Company's mission. This is evidenced by the Company's underwriting performance, with combined loss and acquisition expense ratios of 89.1% and 90.5% for the years ended December 31, 1998 and 1997, respectively. ESG Re's products and services also serve to enhance the persistency of the portfolio, which in turn supports long-term profitability. With an emphasis on underwriting profitability, the Company has canceled contracts with ceding companies when underwriting profits were not in line with expectations.

      Underwriting new and renewal business is conducted on a risk-by-risk basis, with consideration given to the general direction of rates, policy terms, loss histories and future exposures, ESG Re's acceptance limits and general book of business. As part of its underwriting process, the Company focuses on the reputation of the proposed cedent, the likelihood of establishing a long-term relationship with the cedent, the geographic area in which the cedent conducts business and the cedent's market share. The Company reviews historical loss data in order to compare the cedent's historical loss experience to industry averages, as well as the perceived financial strength of the cedent. Over time, the Company has developed its own manuals that serve as a detailed underwriting guideline.

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

Medical Expense                            $5 million lifetime benefit per person

Personal Accident and Disability           $5 million any one person and $30 million in accumulated
                                             losses from any one known event

Credit/Life                                $5 million any one person

Special Risk                               $10 million any one event or series of events

      Initially, the Company does not intend to expose itself to risk for any individual in excess of $500,000 for personal accident, special risk, medical, life and credit/life reinsurance, $1 million for any one known accumulation and $2,500,000 for contingency for major events, prior to additional reinsurance.

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

      Depending on the experience and the retention of the ceding client and the extent of non-proportional reinsurance made available to the Company, it will require either claims control or claims cooperation clauses in the reinsurance treaties it negotiates. Claims control clauses allow the reinsurer to determine the extent to which a claim will be paid, whereas claims cooperation clauses require the agreement of the insurer and reinsurer to jointly determine the extent to which a claim will be paid. These clauses may improve the claims performance of a ceding client which might not always be sufficiently experienced in dealing with complex issues.

      The Company performs audits at its ceding clients where deemed necessary. Such audits may include underwriting, claims, financial, and systems audits. Qualitatively, such audits do not serve solely to test compliance, but to discover weaknesses in the reporting and reserving system of a ceding client and thereby help the ceding client to arrive at a realistic and timely methodology to evaluate risk exposure.

Operations

      The Company has structured its underwriting operations according to business lines. Underwriters are responsible for underwriting the business according to internal guidelines and procedural and underwriting manuals, as well as for supervising claims and handling claims subsequent to entering into the contracts. All business is continuously monitored.

The Company's management and underwriting information system provides a current database for individual and general risk assessment.

      In November 1998, the Company announced the opening of a new Shared Services Support Center in Dublin, Ireland, providing centralized global operational support for insurance administration, finance, systems and human resources. The consolidation of these services established the operating platform necessary to support and enhance the Company's accelerated growth and development to supply value-added leading edge services and to enable the Company to contain future costs in an increasingly competitive marketplace.

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

      The reserve for unpaid losses and loss adjustment expenses includes an estimate of reported case reserves and an estimate for losses incurred but not reported. Case reserves are estimated based on ceding company reports and other data considered relevant to the estimation process. The liability for losses incurred but not reported is based to a large extent on the expectations of ceding companies about ultimate loss ratios at the inception of the contracts, supplemented by industry experience and the Company's specific historical experience where available. As the Company has limited specific historical experience on a significant number of its programs on which to base its estimate of losses incurred but not reported, its reliance on ceding company expectations and industry experience is necessarily increased, which increases the uncertainty involved in the loss estimation process. The reserves as established by management are reviewed periodically, and adjustments are made in the periods in which they become known. Although management believes that an adequate provision has been made for the liability for losses and loss expenses, based on all available information, there can be no assurance that the ultimate losses will not differ significantly from the amounts provided.

Investments

      As of December 31, 1998, the Company's cash and invested assets totaled $235.2 million. The Company has developed specific investment guidelines for the management of its investment portfolio. Although these guidelines stress diversification of risk, preservation of capital and market liquidity, investments are subject to market risks and fluctuations, as well as to risks inherent in particular securities. The Company's primary investment objective for the portfolio is to preserve the capital assets of the Company while achieving a total return commensurate with market conditions.

      The Company has allocated up to $25 million to fund "strategic investments." Strategic investments represent equity investments in, and loans to, reinsurance related enterprises, ceding companies or distribution channels that are expected to generate or secure additional profitable business for the Company. At year end, 1998, ESG Re had invested $5.9 million into four such enterprises with a further $2 million invested in its majority owned Georgian subsidiary, IMEDI L. Insurance Company Limited ("IMEDI").

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

  Equity Securities and Real Estate

      The Company does not currently intend to invest any of its portfolio in publicly traded equity securities, although it may consider doing so in the future. Private equity investments ("strategic investments") have been placed with strategic partners in order to support ESG Re's core business or to secure distribution. The Company does not intend to invest in real estate other than for its own use.

  Diversification and Liquidity

      No more than 3% of the Company's investment portfolio may be invested in the securities of any single issuer, with the exception of sovereign governments or agencies, including supranational agencies, with an AA rating or better.

  Foreign Currency Exposures

      The Company's investment portfolio is invested predominantly in fixed income securities denominated in U.S. dollars, Euros and German Marks. The Company's primary risk exposures and premiums receivable are denominated predominantly in U.S. and Canadian dollars and European currencies. The Company intends to hold investments in the currencies in which it will collect premiums, pay claims and hold reserves thus creating a partial natural foreign exchange hedge against exchange rate fluctuations.

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

Employees

      As of December 31, 1998, the Company had 76 employees. None of these employees is represented by a labor union. The Company expects to add additional underwriting, marketing and administrative staff consistent with the implementation of the Company's business plan. The Company believes that its employee relations are generally good.

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

      Statutory Financial Return. A Class 3 insurer is required to file with the Registrar an Annual Statutory Financial Return at the same time as it files its Statutory financial statements but, in any event, no later than four months from the insurer's financial year end (unless specifically extended). The Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Statutory financial statements of the insurer, a schedule of ceded reinsurers, an annual actuarial opinion on loss reserves prepared by the approved loss reserve specialist and a declaration of the statutory ratios and a solvency certificate.

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

      Dividends. The Bermuda Companies Act 1981 would allow dividend payments when there are reasonable grounds for believing that (i) ESG Re will be able to pay its debts as they fall due after payment of a dividend, and (ii) ESG Re's assets will exceed the aggregate value of its liabilities and its issued share capital and premium accounts. The Bermuda Insurance Act 1978 requires ES Bermuda to maintain a minimum solvency margin and a minimum liquidity ratio.

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

      Insurance and reinsurance companies are under the direct supervision of the BAV. For reinsurers, however, the level of supervision is substantially relaxed, and pertains primarily to the financial supervision of reinsurers, requiring only submission of financial statements. Except as set forth above, the provisions of the VAG and the Capitalization Law (Kapitalausstattungs VO) do not apply to reinsurers. Reinsurance mutuals (Ruckversicherungsverein VVaG) are subject to solvency controls. Reinsurance companies, such as ES Germany, are not subject to capitalization requirements, but the BAV prefers that reinsurance companies have the same level of capitalization as primary insurers (approximately 16- 18% of net premiums).

      Sections 55-59 VAG, pertaining to accounting and auditing of insurance companies, are also applicable to reinsurance companies.

  Ireland

      Irish law directly regulates only two of the Company's subsidiaries, ES Ireland and Accent.

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

  Georgia

      Georgia law directly regulates only one of the Company's subsidiaries, IMEDI.

      Regulation. The Georgian Parliament adopted Insurance Regulation in 1996 regarding foreign ownership and capitalization requirements. There are no current requirements to cede any part of the reinsurance to a local Reinsurance Company.

  United States and Other

      The Company is not admitted to do business in any jurisdiction except Bermuda, Ireland, Germany and Georgia. The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance within their jurisdictions by alien insurers, such as the Company, which are not admitted to do business within such jurisdictions. With some exceptions, such sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited. The Company does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction where the conduct of such activities would require that the Company be so admitted and the Company is not so admitted.

ITEM 2. PROPERTIES

      ESG Re leases office space in Bermuda, Dublin, Hamburg, Toronto, Miami, Hong Kong and London and owns an office located in the Soviet State of Georgia. The owned property is currently valued at $252,000. The Company believes its space is adequate to meet its current and expected needs.

ITEM 3. LEGAL PROCEEDINGS

      There are no lawsuits pending, or to the knowledge of the Company threatened, to which the Company or any of its subsidiaries is a party or of which any of their properties is subject other than routine litigation incidental to the business.

                                    PART II.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Since December 12, 1997, the common stock of the Company has been traded on NASDAQ under the symbol ESREF. The high and low market prices of the Company's common stock for each fiscal quarter since December 12, 1997 were as follows:

                                                       High             Low
                                                   ------------    ------------
From December 12 to December 31, 1997:                $23.88          $21.50
From January 1 to March  31, 1998:                    $28.88          $21.00
From April 1 to June 30, 1998:                        $27.50          $19.88
From July 1 to September 30, 1998:                    $23.88          $13.50
From October 1 to December 31, 1998:                  $21.25          $12.75

Number of Record Holders of Common Stock

      The number of record holders of the common stock of the Company as of March 22, 1999 was 30.

Dividend History and Restrictions

      On March 9, 1998, the Board of Directors declared a cash dividend of $0.075 per share payable April 3, 1998 to shareholders of record on March 28, 1998. On May 4, 1998, the Board of Directors declared cash dividend of $0.075 per share payable May 27, 1998 to shareholders of record on May 18, 1998. On August 6, 1998, the Board of Directors declared a cash dividend of $0.075 per share payable September 1, 1998 to shareholders of record on August 20, 1998. On November 10, 1998, the Board of Directors declared a cash dividend of $0.075 per share payable December 1, 1998 to shareholders of record on November 23, 1998. On February 25, 1999, the Board of Directors declared a cash dividend of $0.08 per share payable March 22, 1999 to shareholders of record on March 15, 1999. Restrictions on the payment of dividends is described in Item 1, "Regulation."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Executive Officers

      The table below sets forth the names, ages and titles of the persons who are executive officers of the Company and/or its principal operating subsidiaries as of March 22, 1999.

Name                                          Age    Position
Wolfgang M. Wand..........................    46     Managing Director and Chief
                                                     Executive Officer

Steven H. Debrovner.......................    61     Chief Underwriting and Marketing
                                                     Officer

Renate M. Nellich.........................    60     Chief Executive Officer of ES North
                                                     America

Joan H. Dillard...........................    47     Chief Financial Officer

Gerhard Jurk..............................    50     Audit and Compliance Officer

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

      Joan H. Dillard has been Chief Financial Officer of ESG Re since March, 1998. From 1993 to 1998, Ms. Dillard was Senior Vice President of TIG Insurance Company in Dallas, Texas. During this time, she served in various positions such as Chief Financial Officer of Personal Lines, Treasurer, and the Director of the Alternative Distribution Business Unit. Between 1990 and 1993, Ms. Dillard acted as Senior Vice President and Treasurer of USF&G Corporation in Baltimore, Maryland. Prior to that, Ms. Dillard served as Treasurer of American General Finance Company, Assistant Treasurer of American General Corporation and as Financial Manager of The Johns Hopkins Hospital. She holds the CMA and ARM professional designations. Ms. Dillard received a bachelor of art's degree from the University of Maryland in 1977 and a master's of business administration degree from the University of Baltimore in 1984.

      Gerhard Jurk has been Audit and Compliance Officer of ESG Re since December 1998 and served as Chief Financial Officer from 1996 to April 1998. From 1992 to 1996, Mr. Jurk was Chief Internal Auditor of the Transatlantic Insurance Group. In this function, he was a member of the audit team of Winterthur Insurance Group. Between 1993 and 1996, Mr. Jurk acted as Chief Executive Officer for a Winterthur Group underwriting subsidiary. Prior to that, from 1984 to 1992, Mr. Jurk was the Chief Officer of the Financial and Investment Department of the Transatlantic Insurance Group, then a subsidiary of ITT Corporation and subsequently a subsidiary of Winterthur Insurance Group. Mr. Jurk has worked in the insurance industry for more than 25 years and is an accountant certified by the German government.

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

      (a)   1. FINANCIAL STATEMENTS:

      The Company has incorporated by reference from the 1998 Annual Report to Shareholders the following consolidated financial statements of the Company:

                                                                1998 Annual Report
                                                                  to Shareholders
                                                                       (Page)
                                                                ------------------
Independent Auditors' Report                                            53

Consolidated Balance Sheets as of December 31,                          34
1998 and 1997

Consolidated Statements of Operations for the years                     35
ended December 31, 1998, 1997 and 1996

Consolidated Statements of Changes in                                   36
Shareholders' Equity for the years ended December
31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the years                     37
ended December 31, 1998, 1997 and 1996

Consolidated Statements of Comprehensive Income                         38
for the years ended December 31, 1998, 1997 and
1996

Notes to the Consolidated Financial Statements for
the years ended December 31, 1998, 1997 and 1996                        39

      In addition, "Management's Discussion and Analysis of Financial Condition and Results of Operations begins on page 25 of the 1998 Annual Report to Shareholders.

            2. FINANCIAL STATEMENT SCHEDULES:

      The following Financial Statement Schedules are filed as part of this Report.

Schedule I - Summary Of Investments Other Than Investments In Related Parties (Dollars in thousands)

                                                                                                         Amount
                                                                     Amortized                          Shown in
Type of investment                                                      Cost          Fair Value     Balance Sheet
-------------------------------------------------------              ---------        ----------     -------------
Fixed maturities - available for sale
     Corporate securities                                             $138,447         $138,727         $138,727
     U.S. Treasury securities                                           31,887           31,698           31,698
     Mortgage-backed securities/Asset-backed securities                  9,230            9,232            9,232
     Obligations of states and political subdivisions                   24,231           24,647           24,647
     Foreign currency debt securities                                    7,794            8,083            8,083
                                                                      --------         --------         --------
Total fixed maturities - available for sale                            211,589          212,387          212,387
Strategic investments                                                    5,917            5,917            5,917
Cash and cash equivalents                                               16,942           16,942           16,492
                                                                      --------         --------         --------

Total investments and cash                                            $234,448         $235,246         $235,246
                                                                      ========         ========         ========

Schedule III - Supplementary Insurance Information
(Dollars in thousands)

                                      Unpaid
                        Deferred    Losses and                    Net            Net
                      Acquisition      Loss        Unearned     Premiums     Investment
      Segment            Costs       Expenses      Premiums      Earned        Income
--------------------  ------------ ------------  ------------ ------------  -------------
December 31, 1998
Total                   $37,625      $44,379       $111,884      $98,841        $12,930
                      ============ ============  ============ ============  =============

                         Paid       Amortization
                        Losses      of Deferred       Other        Net
                       and Loss     Acquisition     Operating   Premiums
      Segment          Expenses        Costs        Expenses     Written
--------------------  -----------  --------------  ----------- -----------
December 31, 1998
Total                   $27,592        $26,714       $11,965     $25,392
                      ===========  ==============  =========== ===========

Schedule IV - Reinsurance
(Dollars in thousands)

                                                                                                     Percentage of
                                  Direct           Ceded to          Assumed                            Amount
                                   Gross             Other         from Other           Net         Assumed to Net
                                  Amount           Companies        Companies         Amount            Amount
                             -----------------  --------------- ----------------- --------------- -------------------
December 31, 1998
Total premiums earned               $--              $2,144          $100,985         $98,841            102%
                             =================  =============== ================= =============== ===================

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

            3.    EXHIBITS:

            2.1* Share Exchange Agreement between ESG Re Limited and European Specialty Group (United Kingdom) Limited, dated as of November 13, 1997

            2.2* Share Exchange Agreement between the shareholders of European Specialty Group Holding AG and European Specialty Group (United Kingdom) Limited, dated as of November 13, 1997

            3.1*        Memorandum of Association

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

            10.5* Employment Agreement between European Specialty (North America) Limited and Renate M. Nellich, dated as of December 1, 1997

            10.6* Investment Advisory Agreement between ESG Re Limited and Head Asset Management L.L.C., dated as of December 1, 1997

            10.7* Investment Advisory Agreement between European Specialty Ruckversicherung AG and Head Asset Management L.L.C., dated as of December 1, 1997

            10.8* Form of Registration Rights Agreement between ESG Re Limited and the Direct Purchasers named therein

            10.9** Form of Non-Management Directors' Compensation and Option Plan, approved on December 3, 1997 between ESG Re Limited and non-employee director optionees

            10.10** Form of 1997 Stock Option Plan, approved on December 3, 1997 between ESG Re Limited and certain optionees

            13.1        1998 Annual Report to Shareholders

            22.1*       Subsidiaries of the Registrant

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

** Incorporated by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

      (b) Reports on Form 8-K. On March 10, 1998, the Company filed a report on Form 8-K. There were no other reports on Form 8-K filed during the period from January 1, 1998, to December 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto authorized, on March 30, 1999. This report dealt with changes to the size and membership of the Board of Directors and the resulting cessation of qualification as a foreign private issuer pursuant to Rule 3b-4 under the Securities Act of 1934 and subsequent assumption of status of domestic private issuer.


                                       ESG RE LIMITED

                                       By:         /s/ JOAN H.  DILLARD
                                               ------------------------------
                                       Name:          Joan H. Dillard
                                       Title:         Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Signature                                      Title                          Date
          ---------                                      -----                          ----
     /s/ WOLFGANG M. WAND
------------------------------
       Wolfgang M. Wand                     Managing Director and                  March 30, 1999
                                            Chief Executive Officer
                                            and Director
   /s/ STEVEN H. DEBROVNER
------------------------------
     Steven H. Debrovner                    Chief Underwriting and                 March 30, 1999
                                            Marketing Officer
                                            and Director
      /s/JOAN H. DILLARD
------------------------------
       Joan H. Dillard                      Chief Financial Officer                March 30, 1999

     /s/ JOHN C HEAD III
------------------------------
       John C Head III                      Chairman of the Board                  March 30, 1999

     /s/ KENNETH P. MORSE
------------------------------
       Kenneth P. Morse                     Director                               March 30, 1999

     /s/ DAVID L. NEWKIRK
------------------------------
       David L. Newkirk                     Director                               March 30, 1999

   /s/ WILLIAM J. POUTSIAKA
------------------------------
     William J. Poutsiaka                   Director                               March 30, 1999

     /s/ EDWARD A. TILLY
------------------------------
       Edward A. Tilly                      Director                               March 30, 1999