Form 10-Q
period 1999-03-31
ESG RE LTD
filed 1999-05-14
CIK 1049624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                        Commission file number 000-23481

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of the Registrant's common shares (par value $1.00 per share) outstanding as of May 11, 1999, was 13,923,799.

                                 ESG RE LIMITED
        ITEM 1.1 INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----
Condensed Consolidated Balance Sheets as of March 31, 1999
     (unaudited) and December 31, 1998                                       3

Condensed Consolidated Statements of Operations for the three
     months ended March 31, 1999 and 1998 (unaudited)                        5

Condensed Consolidated Statements of Cash Flows for the three
     months ended March 31, 1999 and 1998 (unaudited)                        7

Condensed Consolidated Statements of Comprehensive Income for
     the three months ended March 31, 1999 and 1998 (unaudited)              8

Notes to the Condensed Consolidated Financial Statements
     (unaudited)                                                             9

Independent Accountants' Review Report                                      10

                         PART I - FINANCIAL INFORMATION
               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                 ESG RE LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (U.S. dollars in thousands except share and per share data)

                                                      Unaudited      December
                                                      March 31,         31,
                                                        1999           1998
                                                   -------------- --------------
ASSETS
     Fixed maturity investments - available
     for sale, at fair value                         $ 200,658      $ 212,387
        (cost: $201,598 and $ 211,592)
     Cash and cash equivalents                          17,831         16,942
     Strategic Investments                              10,625          5,917
                                                   -------------- --------------
         Total investments and cash                    229,114        235,246

     Accrued investment income                           3,548          3,629
     Management fees receivable                          4,069          3,164
     Premiums receivable                               288,218        162,015
     Reinsurance balances receivable                     9,573          6,259
     Reinsurance recoverable on incurred losses          3,020          2,761
     Funds retained by ceding companies                  3,821          3,592
     Prepaid reinsurance premiums                        5,312          2,276
     Deferred acquisition costs                         69,527         37,625
     Deferred tax asset                                    776            843
     Other Assets                                        5,120          2,222
     Cash and cash equivalents held in a
     fiduciary capacity                                  7,441          6,741
                                                   -------------- --------------
TOTAL ASSETS                                         $ 629,539      $ 466,373
                                                   ============== ==============
LIABILITIES
     Unpaid losses and loss expenses                 $  70,288      $  44,379
     Unearned premiums                                 196,966        111,884
     Acquisition costs payable                          89,320         45,487
     Reinsurance balances payable                       10,726          7,114
     Payable for securities purchased                    2,432             --
     Accrued expenses, accounts payable, and other       5,718          5,927
     liabilities ($127 and $204 due to related parties)
     Fiduciary liabilities                               7,441          6,741
                                                   -------------- --------------
         Total liabilities                             382,891        221,532

SHAREHOLDERS' EQUITY
     Preference shares, 50,000,000 shares authorized;
         no shares issued and outstanding for 1999
         and 1998                                           --             --
     Class B common shares, 100,000,000 shares
         authorized; no shares issued and
         outstanding for 1999 and 1998                      --             --
     Common shares, par value $1 per share;
         100,000,000 shares authorized; 13,923,799
         shares issued and outstanding for 1999
         and 1998                                       13,924         13,924
     Additional paid-in capital                        226,274        226,216
         Accumulated other comprehensive income:
         Foreign currency translation adjustments,
              net of tax                                  (567)          (574)
         Unrealized gains/(losses) on securities,
              net of reclassification adjustments
              and tax                                     (845)           634
     Accumulated other comprehensive income
                                                        (1,412)            60
                                                   -------------- --------------
     Retained earnings                                   7,862          4,641
                                                   -------------- --------------
         Total shareholders' equity                    246,648        244,841
                                                   -------------- --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 629,539      $ 466,373
                                                   ============== ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (U.S. dollars in thousands except share and per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                   March 31, 1999 March 31, 1998
                                                   -------------- --------------
REVENUES
   Net premiums written                              $ 143,566      $  84,156
   Change in unearned premiums                         (85,442)       (60,937)
   Net premiums earned                                  58,124         23,219
   Management fee revenue                                  817            970
   Net investment income                                 3,300          3,020
   Net realized investment gains                             0          1,153
                                                   -------------- --------------
                                                        62,241         28,362
EXPENSES
   Losses and loss expenses                             34,751         15,642
   Acquisition costs                                    18,810          5,270
   Administrative expenses                               4,523          3,912
                                                   -------------- --------------
                                                        58,084         24,824

NET INCOME BEFORE TAXES                                  4,157          3,538

Income tax expense                                         166            287

NET INCOME                                           $   3,991      $   3,251
                                                   ============== ==============
PER SHARE DATA
     Basic net income per share                      $    0.29      $    0.23
                                                   ============== ==============
     Diluted net income per share                    $    0.29      $    0.23
                                                   ============== ==============
     Weighted average shares outstanding
        Basic                                        13,923,799     13,923,799
        Diluted                                      13,933,547     14,373,691
                                                   ============== ==============

     Dividends declared per share                    $    0.08      $   0.075
                                                   ============== ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. dollars in thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                   March 31, 1999 March 31, 1998
                                                   -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities                $ (3,297)      $ (4,655)
                                                   -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cost of fixed maturity investments
     acquired - available for sale                    (66,888)      (185,983)
   Proceeds from sale of fixed maturity
     investments - available for sale                  78,812        184,868
   Net proceeds from sale of other investment
     assets                                                 0         11,300
   Funding of strategic investments                    (5,000)             0
   Purchases of fixed assets                             (704)          (218)
   Purchases of intangible assets                        (920)           (64)
Net cash provided by investing activities               5,300          9,903
                                                   -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                      (1,114)        (1,044)
   Additional offering costs                               --            (85)
                                                   -------------- --------------
Net cash provided by financing activities              (1,114)        (1,129)
                                                   -------------- --------------
Net increase in cash                                      889          4,119
Cash and cash equivalents at January 1                 16,942          6,196
                                                   -------------- --------------
Cash and cash equivalents at March 31                $ 17,831       $ 10,315
                                                   ============== ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (U.S. dollars in thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                   March 31, 1999 March 31, 1998
                                                   -------------- --------------
Net income                                           $  3,991       $  3,251
                                                   -------------- --------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                  7           (458)
Unrealized gains on securities:
  Unrealized holding (losses)/gains arising during
    the period                                         (1,479)           515
  Less reclassification adjustment for gains
    included in net income                                 --         (1,125)
Other comprehensive income                             (1,472)        (1,068)
                                                   -------------- --------------
Comprehensive income                                 $  2,519       $  2,183
                                                   ============== ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ESG Re Limited (together with its subsidiaries, the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") except pursuant to the rules and regulations of the Securities and Exchange Commission which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair presentation of financial position, results of operations and comprehensive income as of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Company's 1998 Annual Report on Form 10-K.

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

2.  COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT CONTRACTS
The Company has entered into employment contracts with several employees for terms of one to five years which have total minimum commitments of $7.2 million excluding any performance bonuses which are at the discretion of and determined by the Board of Directors of the Company. The contracts remunerate the employees for providing services to the Company. The contracts include various non-compete clauses following termination of employment.

(B) LEASE COMMITMENTS
The Company and its subsidiaries have various obligations under operating leases.

(C) LOAN COMMITMENTS
The Company and its subsidiaries have unfunded loan commitments outstanding to third parties totaling $16.0 million. The Company expects to fund these commitments within the course of the year.

The future minimum commitments under lease and employment agreements are as follows:

                              Employment           Lease
U.S. dollars in thousands     Commitments       Commitments         Total
-------------------------- ----------------- ----------------- ---------------
Years Ending December 31,
   1999                             $ 2,266             $ 423         $ 2,689
   2000                               2,720               547           3,267
   2001                               1,209               431           1,640
   2002                                 793               172             965
   2003                                 253                99             352
   Thereafter                            --               816             816
                           ----------------- ----------------- ---------------
Total                               $ 7,241            $2,488         $ 9,729
                           ================= ================= ===============

3.  RELATED PARTIES
Included in net investment income for the three months ended March 31, 1999 were related party investment expenses of $120 thousand.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of ESG Re Limited

We have reviewed the accompanying condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ESG Re Limited and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 8, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE
May 11, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion and analysis of the financial condition as of March 31, 1999 and the results of operations of ESG Re Limited and subsidiaries (the "Company" or"ESG") for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company as of and for the year ended December 31, 1998 and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998. The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 1999 and for the three months ended March 31, 1998 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. In addition, this quarterly report contains forward-looking statements regarding future profit levels, premium growth, cash flows and other matters, which involve risks and uncertainties that may affect the actual results of operations of the Company.

The following important factors, among others, could cause actual results to differ materially from those set forth in the forward- looking statements: claims frequency, claims severity, economic activity, competitive pricing and the regulatory environment in which the Company operates.

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

RESULTS OF OPERATIONS
NET INCOME

Consolidated results of operations for the three months ended March 31, 1999 and 1998 are presented below.

                                                    Three Months Ended March 31,
                                                    ----------------------------
U.S dollars in thousands except per share data               1999         1998
                                                             ----         ----
Gross Managed Premium                                   $ 159,532     $ 97,900

Net Premium Written                                       143,566       84,156
Net Premium Earned                                         58,124       23,219
Less:
Losses & Loss Adjustment Expenses                         (34,751)     (15,642)
Acquisition Costs                                         (18,810)      (5,270)
Total Underwriting Expenses                               (53,561)     (20,912)

Profit from Underwriting                                    4,563        2,307

Administrative Expenses                                    (4,523)      (3,912)
Net Investment Income                                       3,300        3,020
Net realized investment gains                                   0        1,153
Management Fee Revenue                                        817          970
Net income before taxes                                     4,157        3,538
Income Tax Expense                                            166          287

Net Income                                                  3,991        3,251

Income excluding realized investment gains (losses)       $ 3,991      $ 2,098
Basic net income per common share                           $0.29        $0.23
Diluted net income per common share                         $0.29        $0.23


For the three months ended March 31, 1999, the Company managed, on behalf of itself and its co-reinsurers, total premiums of $159.5 million, an increase of $61.6 million, or 63%, over the period ending March 31, 1998. Also during the quarter, the Company placed $12.4 million with co-reinsurers, retroceded $3.5 million and reported net premiums written of $143.6 million, compared to net premiums written of $86.1 million for the period ending March 31, 1998.

Loss and loss adjustment expense ratios for the three months ended March 31, 1999 and for the three months ended March 31, 1998 were 59.8% and 67.4%, respectively, and acquisition expense ratios for the same periods were 32.4% and 22.7%, respectively.

Total administrative expenses for the three months ended March 31, 1999 were $4.5 million, compared to $3.9 million for the three months ended March 31, 1998. Total administrative expenses for the three months ended March 31, 1999 represent 3.2% of net premiums written and 7.8% of net premiums earned, compared to 4.6% and 16.8%, respectively, for the prior year.

Net income for the three months ended March 31, 1999 and 1998 was $4.0 million and $3.3 million, respectively.

UNDERWRITING RESULTS

Gross and net premiums written and net premiums earned for the three months ended March 31, 1999 and 1998 were as follows:

                                      Three months
                                          ended            Three months ended
U.S. dollars in millions             March 31, 1999          March 31, 1998
--------------------------------- --------------------    --------------------
Total premiums managed                   $159.5                  $ 97.9
Amount placed with co-reinsurers           12.4                    11.8
Gross premiums written                    147.1                    86.1
Net premiums written                      143.6                    84.2
Net premiums earned                        58.1                    23.2

Gross premiums written for the three months ended March 31, 1999 consisted of the following:

    New Business - approximately $74.9 million or 47.0% of gross managed premiums was generated from new business contracts incepting on or after January 1, 1999. The Company's representative office in Toronto, Canada, underwrote $48.5 million or 64.8% of these premiums. This includes a large contract, totaling $35 million in gross written premium, for North American medical business. This account was assumed from CNA, effective January 1, 1999 and related to medical reinsurance for the transition of group health insurance coverage sold through affinity groups to alternative providers. It is expected that the portfolio of approximately $100 million in annual premiums will be transferred to alternative medical providers by year-end with a final anticipated earned premium of $35 million to ESG. The company recognized $18.8 million of earned premium in the first quarter in respect of this contract.

    Renewal Business - approximately $67.6 million or 42.4% of gross managed premiums was generated from renewal business. The primary renewal period for the international treaty reinsurance market has historically been the first quarter of each calendar year.

    1998 Underwriting Year - approximately $17.0 million, or 10.7% of gross managed premiums was attributable to the 1998 underwriting book of business following the Company's re-evaluation of gross premiums written.

Gross premiums written for the three months ended March 31, 1998 consisted of the following:

    New Business - approximately $53.8 million or 62% of gross managed premiums has been generated from new business. Two significant contracts for European medical, personal accident and life business were underwritten in the first quarter, including one for quota share treaty reinsurance incepting January 1, 1997. These contracts contributed $23.7 million to gross premiums written and $12.8 million to net premiums earned for the three months ended March 31, 1998. The Company's representative office in Toronto underwrote $17.6 million of gross premiums written.

    Renewal Business - approximately $30.6 million, or 36% of gross premiums written was generated from renewal business.

    1997 Underwriting Year - approximately $1.7 million, or 2%, of gross premiums written was attributable to the 1997 underwriting year book of business.

Underwriting results for the three months ended March 31, 1999, by line of business and in total were as follows:


                                                    Personal
U.S. dollars in thousands              Medical      Accident     Special     Credit       Life        Other        Total
                                     ------------ ------------ ----------- ----------- ----------- ------------ ------------
Gross premiums written                    $90,719      $40,808      $1,125      $5,324      $6,863       $2,294     $147,133
                                     ============ ============ =========== =========== =========== ============ ============
Net premiums written                       88,420       40,001       1,105       5,116       6,704        2,220      143,566
                                     ============ ============ =========== =========== =========== ============ ============
Net premiums earned                        45,175        9,201       1,055         499       2,100           94       58,124
Losses and loss expenses                   27,579        4,858         520        (281)      2,025           50       34,751
Acquisition costs                          14,554        3,292         458         148         319           39       18,810
Operating costs                             3,230          658          75          36         150            7        4,156

Net underwriting income (loss)            $  (188)      $  393         $ 2       $ 596      $ (394)         $(2)       $ 407
                                     ============ ============ =========== =========== =========== ============ ============

Other business relates to a portfolio of auto warranty reinsurance obtained through the Company's strategic investment in a German automobile assistance company. Credit results include a reduction to earned premium following an adjustment to the earnings pattern on a major Latin American risk. This account also had a significant benefit to the Credit results due to an improved claims development pattern. Medical results reflect the impact of higher loss reserves established on one specific North American contract which was subsequently cancelled and rewritten on more favorable terms during 1998.

Underwriting results for the three months ended March 31, 1998, by line of business and in total were as follows:


                                                    Personal
U.S. dollars in thousands              Medical      Accident     Special     Credit       Life        Other        Total
                                     ------------ ------------ ----------- ----------- ----------- ------------ ------------
Gross premiums written                    $43,134      $24,746      $4,992      $2,606     $10,623           $0      $86,101
                                     ============ ============ =========== =========== =========== ============ ============

Net premiums written                       42,810       23,775       4,845       2,525      10,201            0       84,156
                                     ============ ============ =========== =========== =========== ============ ============
Net premiums earned                         7,536        9,144         570         624       5,345            0       23,219
Losses and loss expenses                    5,323        5,923         249         469       3,678            0       15,642
Acquisition costs                           1,886        1,983         210         100       1,091            0        5,270
Operating costs                               759          921          58          63         538            0        2,339

Net underwriting income (loss)              $(432)        $317         $53         $(8)        $38           $0         $(32)
                                     ============ ============ =========== =========== =========== ============ ============

OPERATING RATIOS

The operating ratios for the three months ended March 31, 1999, by line of business and in total were as follows:


                                                    Personal
U.S. dollars in thousands              Medical      Accident     Special     Credit       Life        Other        Total
                                     ------------ ------------ ----------- ----------- ----------- ------------ ------------
Loss ratio                               61.1 %       52.8 %      49.3 %     (56.3)%      96.4 %       53.2 %       59.8 %
Acquisition expense ratio                32.2 %       35.8 %      43.4 %      29.6 %      15.2 %       41.5 %       32.4 %
Loss and acquisition expense ratio       93.3 %       88.6 %      92.7 %     (26.7)%     111.6 %       94.7 %       92.1 %
                                     ------------ ------------ ----------- ----------- ----------- ------------ ------------
Operating expense ratio                                                                                              7.2 %

Combined ratio                                                                                                      99.3 %
                                                                                                                    ======

The operating ratios for the three months ended March 31, 1998, by line of business and in total were as follows:


                                                    Personal
U.S. dollars in thousands              Medical      Accident     Special     Credit       Life        Other        Total
                                     ------------ ------------ ----------- ----------- ----------- ------------ ------------
Loss ratio                               70.6 %       64.8 %      43.7 %      75.2 %      68.8 %           --       67.4 %
Acquisition expense ratio                25.0 %       21.7 %      36.9 %      16.1 %      20.4 %           --       22.7 %
Loss and acquisition expense ratio       95.6 %       86.5 %      80.6 %      91.3 %      89.2 %           --       90.1 %
                                     ------------ ------------ ----------- ----------- ----------- ------------ ------------
Operating expense ratio                                                                                             10.1 %

Combined ratio                                                                                                     100.2 %
                                                                                                                   =======

The operating expense ratios of 7.2% and 10.1% for the three months ended March 31, 1999 and 1998, respectively, were calculated by expressing total administrative expenses net of corporate office expenses, as a percentage of net premiums earned. For the three months ended March 31, 1998, management fee revenue of $970 thousand was deducted from operating expenses due to the expense of administering the pool business of 1997 and prior underwriting years.

Geographic diversification of the Company's business continues to be demonstrated by the distribution of gross written premiums for the three months ended March 31, 1999 and 1998, as follows:

                 Three months ended  Three months ended  Year ended December 31,
                     March 31, 1999      March 31, 1998                     1998
                 ------------------  ------------------  -----------------------
Western Europe               29.0 %              47.3 %                   30.9 %
North America                55.2 %              25.1 %                   46.2 %
Latin America                11.1 %              14.3 %                   14.9 %
Other                         4.7 %              13.3 %                    8.0 %
                 ------------------  ------------------  -----------------------
Total                       100.0 %             100.0 %                  100.0 %
                 ------------------  ------------------  -----------------------

Excluding the CNA contract, North America provided 42.4% of gross managed premium.

                                   PRODUCT MIX

The distribution of gross premiums written by line of business for the three months ended March 31, 1999 and 1998, and for the year ended December 31, 1998 was as follows:

                 Three months ended  Three months ended  Year ended December 31,
                     March 31, 1999      March 31, 1998                     1998
                 ------------------  ------------------  -----------------------
Medical                      61.7 %              50.1 %                   59.6 %
Personal Accident            27.7 %              28.7 %                   26.1 %
Credit                        3.6 %               3.0 %                    6.2 %
Life                          4.7 %              12.4 %                    5.5 %
Special Risk                  0.8 %               5.8 %                    2.6 %
Other                         1.5 %                -- %                     -- %
                 ------------------  ------------------  -----------------------
Total                       100.0 %             100.0 %                  100.0 %
                 ------------------  ------------------  -----------------------

EXPOSURE MANAGEMENT

The Company manages its underwriting risk exposures through geographic distribution, an excess of loss reinsurance program, and co-reinsurance. The Company's excess liability insurance policy generally provides limits up to a maximum of $30 million per occurrence, with a minimum attachment point generally of $100 thousand.

The Company's non-North American business is co-reinsured with two other reinsurance companies that have participations with underwriting lines totaling 12.5%; the North American business is co- reinsured with two companies, having a total participation of 15.0%.

MANAGEMENT FEE REVENUE

Management fee revenue decreased by $153 thousand compared to the corresponding prior year period. The overall decrease is due to the reduction in fees from reinsurance management of pool business which were fully earned in 1998. Management fee revenue in 1999 is comprised primarily of fees earned as compensation for underwriting and managing the reinsurance portfolio on behalf of the Company's co-reinsurers.

INVESTMENT RESULTS

For the three months ended March 31, 1999, net investment income totaled $3.3 million. For the three months ended March 31, 1998, net investment income and net realized investment gains totaled $3.0 million and $1.2 million respectively. As of March 31, 1999, total investments and cash were $229 million.

The following table reflects the investment results for the three months ended March 31, 1999:

                                                                   Net           Annualized       Net Realized
                                               Average         Investment         Effective        Investment
U.S dollars in thousands                      Investments        Income(1)          Yield            Gains
------------------------------------------  --------------  ----------------- ----------------- ---------------
Fixed maturity investments                       $ 206,523             $2,804              5.4%             $ -
Strategic investments (2)                            8,271                 65              3.2%               -
Cash and cash equivalents                           16,928                197              4.7%               -
------------------------------------------  --------------  ----------------- ----------------- ---------------
Total                                             $231,722            $ 3,066              5.3%             $ -
------------------------------------------  --------------  ----------------- ----------------- ---------------

(1) Net investment income is net of investment related expenses and income on premiums receivable and funds held by ceding companies.

(2) A $5 million strategic investment was made in AtlantiCare, a US based MGU during the first quarter.

The following table reflects the investment results for the three months ended March 31, 1998:

                                                                   Net           Annualized       Net Realized
                                               Average         Investment         Effective        Investment
U.S dollars in thousands                      Investments        Income(1)          Yield            Gains
------------------------------------------  --------------  ----------------- ----------------- ---------------
Fixed maturity investments                        $219,636            $ 2,922              5.3%         $ 1,153
Strategic investments                                   --                 --               --%               -
Cash and cash equivalents                           14,519                 98              2.7%               -
------------------------------------------  --------------  ----------------- ----------------- ---------------
Total                                             $234,155            $ 3,020              5.2%          $1,153
------------------------------------------  --------------  ----------------- ----------------- ---------------

(1) Net investment income is net of investment related expenses.

ADMINISTRATIVE EXPENSES

Total administrative expenses for the three months ended March 31, 1999 increased to $4.5 million from $3.9 million for the comparative prior year quarter. Administrative expenses consist primarily of personnel costs, professional fees, travel costs, and occupancy expenses.

Personnel costs increased by $0.6 million from $1.0 million in the prior year quarter to $1.6 million due to the continued investment in key personnel at the holding company and various representative offices. Professional service fees increased by $0.1 million from $1.3 million in the prior year quarter to $1.4 million due to legal costs associated with the company's strategic investments and new representative offices.

Travel expenses increased by $0.2 million to $0.4 million for the three months ended March 31, 1999 from the corresponding prior year period. These travel expenses relate primarily to the Company's continuing identification and investigation of new business and underwriting opportunities. Occupancy expenses increased by $0.2 million to $0.4 million for the three months ended March 31, 1999 from the corresponding prior year period due to the higher costs associated with the additional representative offices added in the last 12 months.

Foreign exchange losses of $89 thousand were reported for the quarter as against losses of $572 thousand in the prior year quarter.

Transition costs associated with the set-up of the Shared Services Support function in Dublin were $95 thousand in the first quarter. These costs primarily related to duplicate salaries and travel expenses associated with the training of new staff hires.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, total investments and cash were $229.1 million compared to $235.2 million at December 31, 1998. All fixed maturity securities in the Company's investment portfolio are classified as available for sale and are carried at fair value. The following table summarizes the fixed maturity investment portfolio as of March 31, 1999.

                                                                                                     Average
U.S. dollars in thousands                             Fair          Duration           Market        Credit
                                                      Value          (Years)           Yield         Rating
----------------------------------------------- ---------------- ---------------  --------------- -------------
Corporate securities                                    $134,973             3.0            6.0 %       AA
U.S. treasury securities and obligations
     of U.S. government corporations
     and agencies                                         30,725             2.1            4.8 %       AAA
Mortgage & Asset backed securities                         9,015             0.4            5.4 %       AAA
Obligations of states and political
     subdivisions                                         18,525             3.8            5.5 %       AA
Foreign currency debt securities                           7,420             3.4            3.6 %       AA
----------------------------------------------- ---------------- ---------------  --------------- -------------
Total                                                   $200,658             2.7            5.3 %       AA
----------------------------------------------- ---------------- ---------------  --------------- -------------

By comparison, at December 31, 1998, the fixed maturity investment portfolio analysis was as follows:

                                                                                                     Average
U.S. dollars in thousands                             Fair          Duration           Market        Credit
                                                      Value          (Years)           Yield         Rating
----------------------------------------------- ---------------- ---------------  --------------- -------------
Corporate securities                                    $138,727             3.1            5.7 %       AA
U.S. treasury securities and obligations
     of U.S. government corporations
     and agencies                                         31,698             1.5            4.4 %       AAA
Mortgage & Asset backed securities                         9,232             0.8            5.8 %       AAA
Obligations of states and political
     subdivisions                                         24,647             2.3            5.9 %       AA
Foreign currency debt securities                           8,083             3.4            3.5 %       AA
----------------------------------------------- ---------------- ---------------  --------------- -------------
Total                                                   $212,387             2.6            5.2 %       AA
----------------------------------------------- ---------------- ---------------  --------------- -------------

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

The Company expects that its financial and operational needs for the foreseeable future will be met by funds generated from operations.

Shareholders' equity as of March 31, 1999 was $246.6 million compared to $244.8 million at December 31, 1998. The major factors influencing the increased level of shareholders' equity in the quarter included $4.0 million of net income, offset by net unrealized investment losses of approximately $1.5 million and by the declaration of a dividend of $0.08 per common share. Basic book value per common share increased to $17.71 as of March 31, 1999 from $17.58 as of December 31, 1998.

CURRENT DEVELOPMENTS

The Board of Directors has announced a Common Stock Repurchase Program for up to 5% of the currently outstanding shares of ESG Re Limited. The Company may make purchases in the market or in privately negotiated transactions.

A quarterly cash dividend of $0.08 per share was declared on May 7, 1999 by the Company's Board of Directors, payable on June 4, 1999 to common shareholders of record on May 24, 1999.

During the quarter the Company extended an additional loan facility of $4 million to an existing strategic partner. No additional funding has yet been provided. In addition, no funding has yet been provided to COMED, a new German healthcare service association which the Company helped to establish, under a loan facility of $12 million provided in December 1998.

MARKET RISK

The Company is subject to market risk arising from the potential change in value of its various financial instruments. These changes may be due to fluctuations in interest rates or foreign exchange rates, or both in the case of foreign currency investments. The Company monitors its exposure to interest rate and currency rate risk on a continuous basis and currently does not believe that the use of derivatives to manage such risk is necessary. The Company intends to reevaluate the need for a formal hedging strategy on a periodic basis, and may determine that such a strategy, including the use of derivative instruments, is appropriate in the future.

INTEREST RATE RISK

The largest source of market risk for the Company is interest rate risk on its portfolio of fixed maturity investments, especially fixed rate instruments. In addition, the credit worthiness of the issuer, relative values of alternative investments, liquidity and general market conditions may affect fair values of interest rate sensitive instruments.

The Company's general strategy with respect to fixed maturity securities is to invest in high quality securities while maintaining diversification to avoid significant concentrations in individual issuers' industry segments or countries.

FOREIGN CURRENCY RISK

The Company's functional currency is the U.S. dollar. However, the Company writes reinsurance business in numerous geographic regions and currencies, giving rise to the risk that the ultimate settlement of receivables and payables on reinsurance transactions will differ from the amounts currently recorded as assets and liabilities in the financial statements. The Company intends to hold investments in currencies in which it will collect premiums and pay claims, thus creating a partial natural hedge against exchange rate fluctuations.

INFLATION

Inflation has not had a material impact on the Company's operations for the periods presented. However, it is possible that future inflationary conditions may impact subsequent accounting periods.

THE EURO

On January 1, 1999, a single currency, the "euro" was adopted as the national currency of the 11 participating countries in the European Monetary Union, including Germany and Ireland, two of the countries in which the Company operates and in which the Company maintains a significant presence. ESG German and Irish subsidiaries will not be required to use the euro for accounting purposes prior to January 1, 2002. Due to uncertainties related to the euro conversion, the impact of the conversion is not known. To date, the impact of the conversion has had no material impact on the Company's operations, accounting systems or financial reporting.

YEAR 2000 ISSUE

The Year 2000 Issue relates to the ability of computer systems to properly interpret date information for the year 2000 and beyond. In January 1998, the Company initiated an enterprise-wide project to address Year 2000 issues with respect to the Company's computer software and information technology systems. The initiative has as its focus two distinct areas that include Year 2000 compliance of the Company's software, systems and technology platforms and the evaluation of the Year 2000 preparedness of significant third parties with whom the Company conducts business, including vendors and customers.

The Company has completed its assessment of Company software and systems and has adopted a plan to implement compliant components and to develop a disaster recovery plan, targeted to be substantially complete by the end of second quarter 1999. The Company estimates that through March 1999, the remediation and validation efforts are approximately 70% complete, with immaterial incremental costs incurred thus far as a result of the usage of internal staff with limited third party assistance during the first quarter of 1999. Remaining testing and conversion efforts will be conducted primarily by internal staff with third party assistance utilized as required. No significant third party costs are anticipated. Future costs of remediation are not expected to have a material impact on the Company's financial position, results of operations or cash flows, although no assurance can be given in this regard.

The Company's systems do not interface electronically with those of its customers or clients. As such, the Company's exposure to the Year 2000 issue with respect to customers and clients is limited to the possibility that information supplied by these companies could not be of sufficient quality or timeliness and therefore could indirectly affect the quality or timeliness of the Company's own data. The Company is currently communicating with its significant clients and service providers to assess their vulnerability and readiness to comply with Year 2000 issues and will address compliance risks with each new significant vendor.

PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

There are no lawsuits pending, or to the knowledge of the Company threatened, to which the Company or any of their Subsidiaries or affiliates is a party or of which any of their properties is subject other than the routine litigation incidental to the business.

                          ITEM 2. CHANGES IN SECURITIES

Not applicable.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of stockholders during the first quarter of this fiscal year.

                           ITEM 5. OTHER TRANSACTIONS

Not applicable.

                                ITEM 6. EXHIBITS

     Exhibit 11.1   Computation of Earnings Per Share

     Exhibit 15.1   Consent of Deloitte & Touche

     Exhibit 27.1   Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

May 14, 1999
                                           ESG RE LIMITED


                                           /s/ Joan H. Dillard
                                           -------------------
                                           JOAN H. DILLARD
                                           CHIEF FINANCIAL OFFICER