Form 10-Q
period 1999-06-30
ESG RE LTD
filed 1999-08-13
CIK 1049624

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                        Commission file number 000-23481
                                -----------------

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

                            Telephone (441) 295-2185
              (Registrant's telephone number, including area code)

                                -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of the Registrant's common shares (par value $1.00 per share) outstanding as of August 13, 1999, was 13,845,099.



================================================================================

                                 ESG RE LIMITED
            Index to the Condensed Consolidated Financial Statements

                                                                                                      PAGE
                                                                                                      ----

Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31,                 2
     1998
Condensed Consolidated Statements of Operations for the three months and six months
     ended June 30, 1999 and 1998 (unaudited)                                                          3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999
     and 1998 (unaudited)                                                                              4
Condensed Consolidated Statements of Comprehensive Income for the three months and six
     months ended June 30, 1999 and 1998 (unaudited)                                                   5
Notes to the Condensed Consolidated Financial Statements (unaudited)                                   6
Independent Accountants' Review Report                                                                 8

                         PART I - FINANCIAL INFORMATION
               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                 ESG RE LIMITED
                      Condensed Consolidated Balance Sheets
           (U.S. dollars in thousands except share and per share data)

                                                                               Unaudited
                                                                                June 30,   December 31,
                                                                                 1999          1998
                                                                               ----------------------
ASSETS
     Fixed maturity investments - available for sale, at fair value
        (cost: $203,160 and $ 211,592)                                         $ 199,524    $ 212,387
     Cash and cash equivalents                                                    37,657       16,942
     Other Investments                                                            14,194        5,917
                                                                               ----------------------
         Total investments and cash                                              251,375      235,246

     Accrued investment income                                                     4,047        3,629
     Management fees receivable                                                    4,987        3,164
     Premiums receivable                                                         256,351      162,015
     Reinsurance balances receivable                                              14,280        6,259
     Reinsurance recoverable on incurred losses                                    6,535        2,761
     Funds retained by ceding companies                                            6,552        3,592
     Prepaid reinsurance premiums                                                  4,598        2,276
     Deferred acquisition costs                                                   54,608       37,625
     Deferred tax asset                                                              746          843
     Other Assets                                                                  5,570        2,222
     Cash and cash equivalents held in a fiduciary capacity                        6,006        6,741
                                                                               ----------------------

TOTAL ASSETS                                                                   $ 615,655    $ 466,373
                                                                               ======================

LIABILITIES
     Unpaid losses and loss expenses                                           $  92,948    $  44,379
     Unearned premiums                                                           170,936      111,884
     Acquisition costs payable                                                    72,686       45,487
     Reinsurance balances payable                                                 23,302        7,114
     Payable for securities purchased                                                 --           --
     Accrued  expenses,  accounts  payable,  and other liabilities ($131 and
     $204 due to related parties)                                                  4,349        5,927
     Fiduciary liabilities                                                         6,006        6,741
                                                                               ----------------------
         Total liabilities                                                       370,227      221,532
                                                                               ----------------------

SHAREHOLDERS' EQUITY
     Preference shares, 50,000,000 shares authorized; no shares issued and
         outstanding for 1999 and 1998                                                --           --
     Class B common shares, 100,000,000 shares authorized; no  shares
         issued and outstanding for 1999 and 1998                                     --           --
     Common shares, par value $1 per share; 100,000,000 shares authorized;
         13,915,799 shares issued and outstanding for 1999 and 13,923,799
         shares issued and outstanding for 1998                                   13,916       13,924
     Additional paid-in capital                                                  226,224      226,216
     Accumulated other comprehensive income:
         Foreign currency translation adjustments, net of tax                     (1,093)        (574)
         Unrealized gains/(losses) on securities,  net of
              reclassification  adjustments and tax                               (3,797)         634
                                                                               ----------------------
     Accumulated other comprehensive income                                       (4,890)          60
                                                                               ----------------------
     Retained earnings                                                            10,178        4,641
                                                                               ----------------------
         Total shareholders' equity                                              245,428      244,841
                                                                               ----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 615,655    $ 466,373
                                                                               ======================

   The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                 Condensed Consolidated Statements of Operations
           (U.S. dollars in thousands except share and per share data)
                                   (Unaudited)


                                                     Three Months Ended             Six Months Ended
                                              June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                              -----------------------------   -----------------------------
REVENUES
   Net premiums written                        $     40,304    $     19,526    $    183,870    $    103,682
   Change in unearned premiums                       27,218          (1,436)        (58,224)        (62,373)
                                              -----------------------------   -----------------------------

   Net premiums earned                               67,522          18,090         125,646          41,309
   Management fee revenue                             1,123             229           1,940           1,199
   Net investment income                              3,722           3,211           7,022           6,231
   Net realized investment loss                        (275)            173            (275)          1,326
                                              -----------------------------   -----------------------------
                                                     72,092          21,703         134,333          50,065
                                              -----------------------------   -----------------------------
EXPENSES
   Losses and loss expenses                          48,909          11,340          83,660          26,982
   Acquisition costs                                 14,108           4,434          32,918           9,704
   Administrative expenses                            5,458           2,392           9,981           6,304
                                              -----------------------------   -----------------------------
                                                     68,475          18,166         126,559          42,990
                                              -----------------------------   -----------------------------
NET INCOME BEFORE TAXES                               3,617           3,537           7,774           7,075
Income tax expense                                      145             290             311             577
                                              -----------------------------   -----------------------------

NET INCOME                                     $      3,472    $      3,247    $      7,463    $      6,498
                                               ============================    ============================

PER SHARE DATA
   Basic net income per share                  $       0.25    $       0.23    $       0.54    $       0.47
                                               ============================    ============================

   Diluted net income per share                $       0.25    $       0.23    $       0.54    $       0.45
                                               ============================    ============================

   Weighted average shares outstanding
          Basic                                  13,922,898      13,923,799      13,923,346      13,923,799
          Diluted                                13,923,830      14,230,547      13,936,790      14,303,303
                                               ============================    ============================

   Dividends declared per share                $       0.08    $      0.075    $       0.16    $       0.15
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

                                 ESG RE LIMITED
                 Condensed Consolidated Statements of Cash Flows
                           (U.S. dollars in thousands)
                                   (Unaudited)


                                                              Six Months Ended
                                                     June 30, 1999     June 30, 1998
                                                     ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash  provided by operating activities               $  26,283        $  (2,459)
                                                         --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cost of fixed maturity investments acquired
     - available for sale                                 (129,391)        (278,029)
     Proceeds from sale of fixed maturity investments
     - available for sale                                  136,962          295,205
     Net proceeds from sale of other investment assets           0            4,778
     Funding of other investments                           (8,564)              --
     Purchases of fixed assets                              (1,346)            (604)
     Purchases of intangible assets                           (885)             (64)
                                                         --------------------------
Net cash provided by investing activities                   (3,224)          21,286
                                                         --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                         (2,228)          (2,089)
     Stock repurchase                                         (116)              --
     Additional offering costs                                  --              (85)
                                                         --------------------------
Net cash used in financing activities                       (2,344)          (2,174)
                                                         --------------------------

Net increase in cash                                        20,715           16,653
Cash and cash equivalents at January 1                      16,942            6,196
                                                         --------------------------

Cash and cash equivalents at June 30                     $  37,657        $  22,849
                                                         ==========================

   The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
            Condensed Consolidated Statements of Comprehensive Income
                           (U.S. dollars in thousands)
                                   (Unaudited)

                                                       Three Months Ended     Six Months Ended
                                                       June 30,   June 30,   June 30,   June 30,
                                                         1999      1998       1999       1998
                                                       ----------------------------------------
Net income                                             $ 3,472    $ 3,247    $ 7,463    $ 6,498
                                                       ----------------------------------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                (526)      (379)      (519)      (837)
  Unrealized gains on securities:
    Unrealized holding (losses)/gains arising during
          the period                                    (3,227)       963     (4,706)     1,478
    Less reclassification adjustment for
        losses/(gains) included in net income              275       (173)       275     (1,298)

                                                       ----------------------------------------
Other comprehensive income                              (3,478)       411     (4,950)      (657)

Comprehensive income                                   $    (6)   $ 3,658    $ 2,513    $ 5,841
                                                       ========================================


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S GAAP"). The Company's significant accounting policies include the following:

     (A)  PREMIUM REVENUES

Premiums written are estimated and recognized at the inception of the reinsurance contract, based upon information received from intermediaries and ceding companies. The Company compares estimated written premiums to actual premiums as reported by ceding companies on a periodic basis. The timeliness and frequency of ceding company reports vary considerably by ceding company, line of business and geographic area, which means that the actual ultimate premium written may not be known with certainty for prolonged periods. Differences between such estimates and actual amounts as reported by ceding companies are recorded in the period in which the actual amounts are determined.

The reinsurance contacts entered into by the Company are primarily of short duration. Premiums written are recognized as earned over the coverage period in proportion to the amount of protection provided. Unearned premium reserves are established to cover the unexpired contract period.

     (B)  RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for unpaid losses and loss adjustment expenses includes an estimate of reported case reserves and an estimate for losses incurred but not reported. Case reserves are estimated based on ceding company reports and other data considered relevant to the estimation process. The liability for losses incurred but not reported is based to a large extent on the expectations of ceding companies about ultimate loss ratios at the inception of the contracts, supplemented by industry experience and the Company's specific historical experience where available. As the Company has limited specific historical experience on a significant number of its programs on which to base its estimate of losses incurred but not reported, its reliance on ceding company expectations and industry experience is necessarily increased, which increases the uncertainty involved in the loss estimation process

The reserves as established by management are reviewed periodically, and adjustments are made in the periods in which they become known. Although management believes that an adequate provision has been made for the liability for losses and loss expenses, based on all available information, there can be no assurance that the ultimate losses will not differ significantly from the amounts provided.

     (C)  INVESTMENTS

Fixed maturity securities are classified as available for sale and are reported at estimated fair value. Investments that are available for sale are expected to be held for an indefinite period but may be sold depending on interest rates and other considerations. Short-term investments comprise investments with a maturity greater than 90 days but less than one year and are stated at cost, which approximates fair value. Other investments over which the Company exercises significant influence are accounted for under the equity method . Other investments are accounted for at cost. Unrealized investment gains and losses on fixed maturity securities available for sale, net of applicable deferred income tax, are reported as a separate component of "accumulated other comprehensive income". Realized gains or losses on sale of investments are determined on the basis of average cost. The carrying values of fixed maturities and other investments are adjusted for impairments in value that are considered to be other than temporary.

     (D)  ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period as well as the disclosure of such amounts. Actual results could materially differ from those estimates and assumptions.


3.   COMMITMENTS AND CONTINGENCIES

     (A)  EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with several employees for terms of one to five years which have total minimum commitments of $6.8 million excluding any performance bonuses which are at the discretion of and determined by the Board of Directors of the Company. The contracts remunerate the employees for providing services to the Company. The contracts include various non-compete clauses following termination of employment.

     (B)  LEASE COMMITMENTS

The Company and its subsidiaries have various obligations under operating leases.

     (C)  LOAN COMMITMENTS

The Company and its subsidiaries have unfunded loan commitments outstanding of $12.4 million of which $10.4 million was to COMED, the new German healthcare association which the Company helped to establish in December 1998. A further $2 million is to a third party which is a significant ceding company to ESG. The Company expects to fund these commitments within the course of the year.

     (D)  LETTERS OF CREDIT

Letters of Credit in the amount of $44.9 million have been issued in favor of ceding companies of which $22.0 million is secured against the Company's investment portfolio.

The future minimum commitments under lease and employment agreements are as follows:

                                       Employment          Lease
U.S. dollars in thousands             Commitments       Commitments        Total
--------------------------------------------------------------------------------
Years Ending December 31,
   1999                                   $1,642          $  272          $1,914
   2000                                    2,859             531           3,390
   2001                                    1,241             420           1,661
   2002                                      774             171             945
   2003                                      245              96             341
   Thereafter                                                784             784
                                          --------------------------------------

Total                                     $6,761          $2,274          $9,035
                                          ======================================

4.   RELATED PARTIES

Included in net investment income for the three months and six months ended June 30, 1999 were related party investment expenses of $152 thousand and $272 thousand respectively.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of ESG Re Limited

We have reviewed the accompanying condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of June 30, 1999 and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three month and six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based upon our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of ESG Re Limited and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated March 8, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche
Chartered Accountants
Hamilton, Bermuda
August 11, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion and analysis of the financial condition as of June 30, 1999 and the results of operations of ESG Re Limited and subsidiaries (the "Company" or "ESG") for the three months and six months ended June 30, 1999 as compared to the three months and six months ended June 30, 1998. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company as of and for the year ended December 31, 1998 and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998. The unaudited consolidated financial statements as of and for the three months and six months ended June 30, 1999 and for the three months and six months ended June 30, 1998 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

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

RESULTS OF OPERATIONS
NET INCOME

Consolidated results of operations for the three months and six months ended June 30, 1999 and 1998 are presented below.

                                                                           Three Months Ended June 30,     Six Months Ended June 30,
                                                                           ---------------------------     ------------------------
U.S dollars in thousands except per share data                                1999            1998            1999            1998

Gross Managed Premium                                                        43,658          20,700         203,190         118,600
Net Premium Written                                                          40,304          19,526         183,870         103,682
                                                                            -------         -------        --------         -------
Net Premium Earned                                                           67,522          18,090         125,646          41,309
Less:
Losses & Loss Adjustment Expenses                                           (48,909)        (11,340)        (83,660)        (26,982)
Acquisition Costs                                                           (14,108)         (4,434)        (32,918)         (9,704)
                                                                            -------         -------        --------         -------

Total Underwriting Expenses                                                 (63,017)        (15,774)       (116,578)        (36,686)
                                                                            -------         -------        --------         -------

Profit from Underwriting                                                      4,505           2,316           9,068           4,623

Administrative Expenses                                                      (5,458)         (2,392)         (9,981)         (6,304)
Net Investment Income                                                         3,722           3,211           7,022           6,231
Net realized investment gains/(losses)                                         (275)            173            (275)          1,326
Management Fee Revenue                                                        1,123             229           1,940           1,199
                                                                            -------         -------        --------         -------
Net income before taxes                                                       3,617           3,537           7,774           7,075
Income Tax Expense                                                              145             290             311             577
                                                                            -------         -------        --------         -------
Net Income                                                                    3,472           3,247           7,463           6,498
                                                                            -------         -------        --------         -------

Income excluding realized investment gains (losses)                           3,747           3,074           7,738           5,172

Basic net income per common share                                             $0.25           $0.23           $0.54           $0.47
Diluted net income per common share                                           $0.25           $0.23           $0.54           $0.45

For the three months ended June 30, 1999, the Company managed, on behalf of itself and its co-reinsurers, total premiums of $43.7 million, an increase of $23.0 million, or 111%, over the prior period ending June 30, 1998. Also during the quarter, the Company placed $3.1 million with co-reinsurers, retroceded $0.3 million and reported net premiums written of $40.3 million, compared to net premiums written of $19.5 million for the three months ended June 30, 1998.

For the six months ended June 30, 1999, the Company managed, on behalf of itself and its co-reinsurers, total premiums of $203.2 million, an increase of $84.6 million, or 71%, over the prior period ending June 30, 1998. Also during the quarter, the Company placed $15.5 million with co-reinsurers, retroceded $3.8 million and reported net premiums written of $183.9 million, compared to net premiums written of $103.7 million for the three months ended June 30, 1998.

Loss and loss adjustment expense ratios for the three months ended June 30, 1999 and 1998 were 72.4% and 62.7%, respectively, and acquisition expense ratios for the same periods were 20.9% and 24.5%, respectively.

Loss and loss adjustment expense ratios for the six months ended June 30, 1999 and 1998 were 66.6% and 65.3%, respectively, and acquisition expense ratios for the same periods were 26.2% and 23.5%, respectively.

Total administrative expenses for the three months ended June 30, 1999 were $5.5 million, compared to $2.4 million for the three months ended June 30, 1998. Administrative expenses for the six months ended June 30, 1999 increased to $10.0 million from $6.3 million for six months ended June 30, 1998.

Total administrative expenses for the three months ended June 30, 1999 represent 13.5% of net premiums written and 8.1% of net premiums earned, compared to 12.3% and 13.2%, respectively, for the prior year. For the six months ended June 30, 1999 administrative expenses represent 5.4% of net premiums written and 7.9% of net premiums earned, compared to 6.1% and 15.3%, respectively, for the prior year.

Net income for the three months ended June 30, 1999 and 1998 was $3.5 million and $3.2 million, respectively. Net income for the six months ended June 30, 1999 and 1998 was $7.5 million and $6.5 million, respectively.

UNDERWRITING RESULTS

Gross and net premiums written and net premiums earned for the three months and six months ended June 30, 1999 and 1998 were as follows:

                                      Three months ended     Three months ended
U.S. dollars in millions                 June 30, 1999         June 30, 1998
--------------------------------------------------------------------------------
Total premiums managed                       $43.7                $20.7
Amount placed with co-reinsurers               3.1                  1.3
Gross premiums written                        40.6                 19.4
Net premiums written                          40.3                 19.5
Net premiums earned                           67.5                 18.1

Gross premiums managed for the three months ended June 30, 1999 consisted of the following:

     o $10 million in additional gross managed premium written by the Company's representative office in Toronto, Canada and related to medical reinsurance for the transition of group health insurance coverage sold through affinity groups to alternative providers. It is expected that the portfolio of approximately $80 million in annual premiums will be transferred to alternative medical providers by year-end. The company recognized $19.9 million of earned premium in the quarter in respect of this contract.

     o $10.9 million in gross managed premium on a new account, providing health care benefits to approximately 1030 retired employees. The premium was received in advance with the benefits to be paid throughout the lives of the insureds. The entire premium is recorded as earned and carries a loss and acquisition ratio of 100%. The profit emerges over the life of the account, averaged at approximately 17 years, via investment income and developments on the experience.

     o $8.6 million in gross managed premium on a new three-year occupational injury account written by the Hamburg office.

Gross premiums managed for the three months ended June 30, 1998 consisted of the following:

     o New Business - approximately $16.5 million of gross managed premium was generated from new business, of which the Toronto office wrote $9.5 million.

     o Renewal Business - approximately $1.4 million of gross managed premium was generated from renewal business. Historically, the primary renewal period for the international treaty reinsurance market has been the first quarter of each calendar year.


                                   Six months ended           Six months ended
U.S. dollars in millions            June 30, 1999              June 30, 1998
--------------------------------------------------------------------------------
Total premiums managed                 $203.2                      $118.6
Amount placed with co-reinsurers         15.5                        13.1
Gross premiums written                  187.7                       105.5
Net premiums written                    183.9                       103.7
Net premiums earned                     125.6                        41.3

Gross premiums managed for the six months ended June 30, 1999 consisted of the following:

     o New Business - approximately $129 million or 63% of gross managed premium was generated from new business contracts incepting on or after January 1, 1999. The Company's representative office in Toronto underwrote $65 million or 50% of gross managed premium, which includes $45 million in gross managed premium on a large medical contract. The Company has recognized $38.3 million of earned premium in this period in respect of this contract.

     o Renewal Business - approximately $68 million, or 34% of gross managed premium was generated from renewal business.

Gross premiums managed for the six months ended June 30, 1998 consisted of the following:

     o New Business - approximately $70.3 million or 66.7% of gross managed premium was generated from new business. Two significant contracts for European medical, personal accident and life business were underwritten in the first quarter, including one for quota share treaty reinsurance incepting January 1, 1997. These contracts contributed $22.5 million to gross premiums written and $15.9 million to net premiums earned for the six months ended June 30, 1998. The Company's representative office in Toronto underwrote $27.1 million of gross premiums written.

     o Renewal Business - approximately $32.0 million, or 30.3% of gross managed premiums was generated from renewal business.

Underwriting results for the three months ended June 30, 1999, by line of business and in total were as follows:

                                                Personal
U.S. dollars in thousands            Medical    Accident    Special      Credit        Life       Other     Total
------------------------------------------------------------------------------------------------------------------

Gross premiums written               $38,388      $6,468      $(460)     $ (826)    $(2,936)     $   --    $40,634
                                 =================================================================================

Net premiums written                  38,492       5,954       (453)       (798)     (2,891)         --     40,304
                                 =================================================================================

Net premiums earned                   55,405       7,490        300       1,268       2,094         965     67,522
Losses and loss expenses              40,723       5,668        154       1,031         888         445     48,909
Acquisition costs                     12,647         584         59         250         169         399     14,108
Operating costs                        3,937         664         27         112         186          93      5,019
                                 ---------------------------------------------------------------------------------

Net underwriting income (loss)       $(1,902)     $  574      $  60      $ (125)    $   851      $   28    $  (514)
                                 =================================================================================

Medical results primarily reflect the $38.3 million and $10.9 million earned on two significant accounts at a loss and acquisition ratio of 95% and 100% respectively.

Life premium is reduced due to a premium adjustment of $2.85 million on a North American life contract due to a significant account within the contract being cancelled by the ceding company.

Special Risks business is reduced due to a premium adjustment on a North American sports treaty.

Credit business is reduced due to a premium adjustment on a Latin American contract due to the U.S. dollar being stronger than originally anticipated.

Other business relates to a portfolio of auto warranty reinsurance obtained through the Company's investment in a German automobile assistance insurance company.

Underwriting results for the three months ended June 30, 1998, by line of business and in total were as follows:

                                                  Personal
U.S. dollars in thousands              Medical    Accident    Special    Credit      Life      Other       Total
--------------------------------------------------------------------------------------------------------------------
Gross premiums written                  $ 10,056     $ 6,928      $ 431   $ 1,385      $ 617       $ --    $ 19,417
                                      ==============================================================================

Net premiums written                       9,712       7,122        409     1,344        939         --      19,526
                                      ==============================================================================

Net premiums earned                        6,250       8,390        579       848      2,023         --      18,090
Losses and loss expenses                   3,338       5,412        238       579      1,773         --      11,340
Acquisition costs                          2,513       1,513        193        85        130         --       4,434
Operating costs                              629         845         57        85        204         --       1,820
                                      ------------------------------------------------------------------------------

Net underwriting income (loss)          $  (230)     $   620      $  91    $   99     $ (84)       $ --     $   496
                                      ==============================================================================

Underwriting results for the six months ended June 30, 1999, by line of business and in total were as follows:

                                                Personal
U.S. dollars in thousands          Medical      Accident    Special      Credit       Life        Other      Total
--------------------------------------------------------------------------------------------------------------------
Gross premiums written            $129,107      $47,276      $  665      $4,498      $3,927      $2,294    $187,767
                                 ==================================================================================

Net premiums written               126,912       45,955         652       4,318       3,813       2,220     183,870
                                 ==================================================================================

Net premiums earned                100,580       16,691       1,355       1,767       4,194       1,059     125,646
Losses and loss expenses            68,302       10,526         674         750       2,913         495      83,660
Acquisition costs                   27,201        3,876         517         398         488         438      32,918
Operating costs                      7,167        1,322         102         148         336         100       9,175
                                 ----------------------------------------------------------------------------------

Net underwriting income (loss)    $ (2,090)     $   967      $   62      $  471      $  457      $   26    $   (107)
                                 ==================================================================================

Underwriting results for the six months ended June 30, 1998, by line of business and in total were as follows:

                                                  Personal
U.S. dollars in thousands              Medical    Accident    Special    Credit      Life     Other    Total
-------------------------------------------------------------------------------------------------------------
Gross premiums written               $ 53,191    $ 31,674   $  5,423   $  3,991   $ 11,239    $ --   $105,518
                                     ========================================================================

Net premiums written                   52,522      30,897      5,254      3,869     11,140      --    103,682
                                     ========================================================================

Net premiums earned                    13,786      17,534      1,149      1,472      7,368      --     41,309
Losses and loss expenses                8,661      11,335        487      1,048      5,451      --     26,982
Acquisition costs                       4,399       3,496        403        185      1,221      --      9,704
Operating costs                         1,388       1,766        115        148        742      --      4,159
                                     ------------------------------------------------------------------------

Net underwriting income (loss)       $   (662)   $    937   $    144   $     91   $    (46)   $ --   $    464
                                     ========================================================================

Medical premiums were higher for the six months ended June 30, 1999, primarily due to a contract for $45 million in premium, written by the Toronto office and a contract for $10.9 million written by the Hamburg office.

OPERATING RATIOS

The operating ratios for the three months ended June 30, 1999, by line of business and in total were as follows:

                                                              Personal    Special
                                                    Medical   Accident       Risk         Credit       Life       Other       Total
------------------------------------------------------------------------------------------------------------------------------------
Loss ratio                                            73.5%       75.7%       51.3%        81.3%       42.4%       46.1%       72.4%
Acquisition expense ratio                             22.8%        7.8%       19.7%        19.7%        8.1%       41.4%       20.9%
------------------------------------------------------------------------------------------------------------------------------------
Loss and acquisition expense
     Ratio                                            96.3%       83.5%       71.0%       101.0%       50.5%       87.5%       93.3%
------------------------------------------------------------------------------------------------------------------------------------
Operating expense ratio                                                                                                         7.4%
                                                                                                                              -----

Combined ratio                                                                                                                100.7%
                                                                                                                              =====

The operating ratios for the three months ended June 30, 1998, by line of business and in total were as follows:

                                                       Personal      Special
                                          Medical      Accident        Risk        Credit        Life        Other       Total
--------------------------------------- ------------ ------------- ------------- ------------ ------------ ----------- -----------
Loss ratio                                   53.4%         64.5%         41.1%        68.3%        87.7%       --         62.7%
Acquisition expense ratio                    40.2%         18.0%         33.3%        10.0%         6.4%       --         24.5%
--------------------------------------------------------------------------------------------------------------------------------
Loss and acquisition expense
     Ratio                                   93.6%         82.5%         74.4%        78.3%        94.1%       --         87.2%
--------------------------------------------------------------------------------------------------------------------------------
Operating expense ratio                                                                                                   10.1%
                                                                                                                          ----

Combined ratio                                                                                                            97.3%
                                                                                                                          ====

The operating ratios for the six months ended June 30, 1999, by line of business and in total were as follows:

                                                       Personal      Special
                                          Medical      Accident        Risk        Credit        Life        Other       Total
--------------------------------------- ------------ ------------- ------------- ------------ ------------ ----------- -----------
Loss ratio                                   67.9%         63.1%         49.7%        42.4%        69.5%       46.7%       66.6%
Acquisition expense ratio                    27.1%         23.2%         38.2%        22.5%        11.6%       41.4%       26.2%
--------------------------------------------------------------------------------------------------------------------------------
Loss and acquisition expense
     Ratio                                   95.0%         86.3%         87.9%        64.9%        81.1%       88.1%       92.8%
--------------------------------------------------------------------------------------------------------------------------------
Operating expense ratio                                                                                                     7.3%
                                                                                                                         -------

Combined ratio                                                                                                            100.1%
                                                                                                                         =======

The Credit loss ratio reflects an improved claims development pattern recognized on a significant Latin American contract during the first quarter.

The operating ratios for the six months ended June 30, 1998, by line of business and in total were as follows:

                                                        Personal      Special
                                          Medical       Accident        Risk       Credit       Life        Other        Total
-------------------------------------------------------------------------------------------------------------------------------
Loss ratio                                   62.8%         64.6%        42.4%       71.2%       74.0%          --         65.3%
Acquisition expense ratio                    31.9%         19.9%        35.1%       12.6%       16.6%          --         23.5%
-------------------------------------------------------------------------------------------------------------------------------
Loss and acquisition expense
     Ratio                                   94.7%         84.5%        77.5%       83.8%       90.6%          --         88.8%
-------------------------------------------------------------------------------------------------------------------------------
Operating expense ratio                                                                                                   10.1%
                                                                                                                       -------

Combined ratio                                                                                                            98.9%
                                                                                                                       =======


The operating expense ratios for the three months and six months ended June 30, 1999 and 1998, respectively, were calculated by expressing total administrative expenses net of corporate office expenses, as a percentage of net premiums earned. For the three months and six months ended June 30, 1998, management fee revenue of $229 thousand and $1.2 million respectively, was deducted from operating expenses due to the expense of administering the pool business of 1997 and prior underwriting years, which the Company previously managed as a reinsurance management services company.

Geographic diversification of the Company's business is demonstrated by the distribution of gross written premiums for the three months ended June 30, 1999 and 1998 and for the year ended December 31, 1998, as follows:

                                              Three months ended          Three months ended               Year ended
                                                   June 30, 1999               June 30, 1998        December 31, 1998
---------------------------------------------------------------------------------------------------------------------
Western Europe                                            33.6%                      23.8%                   30.9%
North America                                             40.9%                      56.2%                   46.2%
Latin America                                             11.4%                       2.0%                   14.9%
Other                                                     14.1%                      18.0%                    8.0%

---------------------------------------------------------------------------------------------------------------------
Total                                                    100.0%                      100.0%                 100.0%
---------------------------------------------------------------------------------------------------------------------

The distribution of gross written premiums for the six months ended June 30, 1999 and 1998 and for the year ended December 31, 1998, is as follows:

                                               Six months ended          Six months ended              Year ended
                                                  June 30, 1999             June 30, 1998       December 31, 1998
------------------------------------------------------------------------------------------------------------------
Western Europe                                            32.2%                      46.0%                   30.9%
North America                                             50.0%                      29.4%                   46.2%
Latin America                                             11.1%                      11.9%                   14.9%
Other                                                      6.7%                      12.7%                    8.0%
------------------------------------------------------------------------------------------------------------------

Total                                                    100.0%                      100.0%                 100.0%
------------------------------------------------------------------------------------------------------------------

PRODUCT MIX

The distribution of gross premiums written by line of business for the three months and six months ended June 30, 1999 and 1998, and for the year ended December 31, 1998 was as follows:

                                             Three months ended        Three months ended              Year ended
                                                  June 30, 1999             June 30, 1998       December 31, 1998
-----------------------------------------------------------------------------------------------------------------
Medical                                                 94.4%                     51.8%                   59.6%
Personal Accident                                       15.9%                     35.7%                   26.1%
Credit                                                  (2.0)%                     7.1%                    6.2%
Life                                                    (7.2)%                     3.2%                    5.5%
Special Risk                                            (1.1)%                     2.2%                    2.6%
------------------------------------------------------------------------------------------------------------------

Total                                                  100.0%                    100.0%                  100.0%
------------------------------------------------------------------------------------------------------------------


                                               Six months ended          Six months ended              Year ended
                                                  June 30, 1999             June 30, 1998       December 31, 1998
------------------------------------------------------------------------------------------------------------------
Medical                                                 68.8%                     50.4%                   59.6%
Personal Accident                                       25.2%                     30.0%                   26.1%
Credit                                                   2.4%                      3.8%                    6.2%
Life                                                     2.1%                     10.7%                    5.5%
Special Risk                                             0.3%                      5.1%                    2.6%
Other                                                    1.2%                       --%                     --%
------------------------------------------------------------------------------------------------------------------

Total                                                  100.0%                    100.0%                  100.0%
------------------------------------------------------------------------------------------------------------------

EXPOSURE MANAGEMENT

The Company manages its underwriting risk exposures through geographic distribution, an excess of loss reinsurance program, and co-reinsurance. The Company's excess liability insurance policy generally provides limits up to a maximum of $30 million per occurrence, with a minimum attachment point generally of $100 thousand.

The Company's non-North American business is co-reinsured with two other reinsurance companies that have participation with underwriting lines totaling 12.5%; the North American business is co-reinsured with two companies, having a total participation of 15.0%.


MANAGEMENT FEE REVENUE

Management fee revenue increased to $1.1 million for the three months ended June 30, 1999 from $229 thousand for the three months ended June 30, 1998. The increase was primarily due to the recognition of fee income associated with the establishment of COMED, a new German healthcare service association which the Company helped to establish. For the six months ended June 30, 1999, management fee revenue increased to $1.9 million from $1.2 million for the six months ended June 30, 1998. The overall increase is due to fee income from COMED together with fees earned as compensation for underwriting and managing the reinsurance portfolio on behalf of the Company's co-reinsurers less a reduction in fees from reinsurance management of pool business which were fully earned in 1998.

INVESTMENT RESULTS

For the three months ended June 30, 1999, net investment income totaled $3.7 million and net realized investment losses totaled $0.3 million. For the three months ended June 30, 1998, net investment income and net realized investment gains totaled $3.2 million and $0.2 million respectively. For the six months ended June 30, 1999, net investment income totaled $7.0 million and net realized investment losses totaled $0.3 million. For the six months ended June 30, 1998, net investment income and net realized investment gains totaled $6.2 million and $1.3 million respectively. As of June 30, 1999, total investments and cash were $251.4 million, an increase of $22.3 million from the first quarter due to strong premium inflows, which contributed to the increase in net investment income in each of the three month and six month periods.

The following table reflects the investment results for the three months ended June 30, 1999:

                                                                 Net          Annualized     Net Realized
                                               Average       Investment        Effective      Investment
U.S dollars in thousands                     Investments      Income(1)          Yield          Losses
----------------------------------------------------------------------------------------------------------
Fixed maturity investments                     $200,091      $  3,215            6.4%        $   (275)
Other investments (2)                            12,410           144            4.6%              --
Cash and cash equivalents                        27,744           379            5.5%              --
----------------------------------------------------------------------------------------------------------
Total                                          $240,245      $  3,738            6.2%        $   (275)
----------------------------------------------------------------------------------------------------------

(1) Net investment income is net of investment-related expenses and income on premium receivable and funds held by ceding companies.

(2) Loans of $1.6 million were provided to COMED under its $12 million loan facility. In addition, a further loan was provided to another investee under an existing loan facility.


The following table reflects the investment results for the three months ended June 30, 1998:

                                                                 Net          Annualized     Net Realized
                                               Average       Investment       Effective       Investment
U.S dollars in thousands                     Investments      Income(1)         Yield            Gains
-----------------------------------------------------------------------------------------------------------
Fixed maturity investments                    $ 223,142       $ 2,977            5.3%           $ 173
Other investments                                    --            --             --%              --
Cash and cash equivalents                        25,806           234            3.6%              --
-----------------------------------------------------------------------------------------------------------
Total                                         $ 248,948       $ 3,211            5.2%           $ 173
-----------------------------------------------------------------------------------------------------------

(1)  Net investment income is net of investment related expenses.

The following table reflects the investment results for the six months ended June 30, 1999:

                                                                 Net          Annualized     Net Realized
                                               Average       Investment        Effective      Investment
U.S dollars in thousands                     Investments      Income(1)          Yield          Losses
----------------------------------------------------------------------------------------------------------
Fixed maturity investments                    $ 204,190       $ 6,019            5.9%          $ (275)
Other investments (2)                            10,245           209            4.1%              --
Cash and cash equivalents                        24,143           576            4.8%              --
----------------------------------------------------------------------------------------------------------
Total                                         $ 238,578       $ 6,804            5.7%          $ (275)
----------------------------------------------------------------------------------------------------------

(1) Net investment income is net of investment-related expenses and income on premium receivable and funds held by ceding companies.

(2) In addition to the $1.6 million provided to COMED, a further $7 million has been provided to two companies that are expected to generate or secure profitable business for the Company.

The following table reflects the investment results for the six months ended June 30, 1998:

                                                                 Net          Annualized     Net Realized
                                               Average       Investment        Effective      Investment
U.S dollars in thousands                     Investments      Income(1)          Yield          Losses
----------------------------------------------------------------------------------------------------------

Fixed maturity investments                    $ 221,389       $ 5,899            5.3%         $ 1,326
Other investments                                    --            --             --%              --
Cash and cash equivalents                        20,163           332            3.3%              --
----------------------------------------------------------------------------------------------------------
Total                                         $ 241,552       $ 6,231            5.2%         $ 1,326
----------------------------------------------------------------------------------------------------------

(1)  Net investment income is net of investment related expenses.

ADMINISTRATIVE EXPENSES

Total administrative expenses for the three months ended June 30, 1999 increased to $5.5 million from $2.4 million for the comparative prior year quarter. Administrative expenses increased by $1 million from the three months ended March 31, 1999. Administrative expenses consist primarily of personnel costs, professional fees, travel costs, and occupancy expenses. Total administrative expenses for the six months ended June 30, 1999 increased to $10.0 million from $6.3 million for the six months ended June 30, 1998.

Personnel costs increased by $0.9 million to $2.1 million in the three months ended June 30, 1999 from $1.2 million in the three months ended June 30, 1998, due to the continued investment in key personnel at the holding company and various representative offices. There was an increase of $0.5 million in personnel costs from the three months ended March 31, 1999 due to a combination of continued investment in key staff and a decrease in the net deferral of personnel expenses directly related to and, varying with, the volume of business of generated.

Professional service fees increased by $0.9 million to $1.6 million in the three months ended June 30, 1999, due to a combination of legal and taxation costs associated with the Company's Dividend Reinvestment and Share Purchase Plan, statutory filings and contract reviews. Furthermore, additional accounting and consulting fees were incurred in the preparation of the Company's Annual Report and further consultancy fees were incurred in the development of the Company's direct marketing systems and actuarial support for the Company's product strategy in Asia. There was an increase of $176 thousand in professional service fees from the three months ended March 31, 1999.

Travel expenses increased by $0.2 million to $0.5 million for the three months ended June 30, 1999 from the corresponding prior year period. These travel expenses relate primarily to the Company's continuing identification and investigation of new business and underwriting opportunities. Occupancy expenses increased by $0.2 million to $0.3 million for the three months ended June 30, 1999 from the corresponding prior year period due to the higher costs associated with the additional representative offices added by the Company in the last 12 months. Computer related expenses increased by $0.2 million to $0.3 million for the three months ended June 30, 1999 from the corresponding prior year period due to additional costs associated with licensing new reporting systems in Ireland and Asia, upgrading the Company's general ledger systems to Year 2000 compliant versions and review of the reinsurance systems. Board of Directors and subsidiary company supervisory board costs increased by $0.2 million over the corresponding prior year period and by $0.1 million over the three months ended March 31, 1999.

Foreign exchange profits of $0.2 million were reported for the three months ended June 30, 1999 as compared to profits of $0.3 million in the prior year period.

Transition costs associated with the set-up of the Shared Services Support function in Dublin during the three months ended June 30, 1999 were $19 thousand. These costs primarily related to travel expenses associated with the training of new staff hires.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, total investments and cash were $251.4 million compared to $235.2 million at December 31, 1998. Cash flow from operating activities for the six months ended June 30, 1999 was $26.3 million with two significant accounts contributing $15.4 million of positive cash flow. All fixed maturity securities in the Company's investment portfolio are classified as available for sale and are carried at fair value. The following table summarizes the fixed maturity investment portfolio as of June 30, 1999.

                                                                                                 Average
U.S. dollars in thousands                                Fair       Duration         Market      Credit
                                                         Value      (Years)          Yield       Rating
----------------------------------------------------------------------------------------------------------
Corporate securities                                 $ 121,955         2.8             6.5%       AA
U.S. treasury securities and obligations of
     U.S. government corporations and agencies          31,327         1.9             4.6%       AAA
Mortgage & Asset backed securities                      15,739         0.9             6.6%       AAA

Obligations of states and political
     subdivisions                                       23,478         3.1             6.6%       AAA
Foreign currency debt securities                         7,025         3.2             3.8%       AAA
----------------------------------------------------------------------------------------------------------

Total                                                $ 199,524         2.6             6.2%       AA
----------------------------------------------------------------------------------------------------------


By comparison, at December 31, 1998, the fixed maturity investment portfolio analysis was as follows:

                                                                                                 Average
U.S. dollars in thousands                                Fair       Duration         Market      Credit
                                                         Value      (Years)          Yield       Rating
----------------------------------------------------------------------------------------------------------
Corporate securities                                  $138,727         3.1             5.7%       AA
U.S. treasury securities and obligations of
     U.S. government corporations and agencies          31,698         1.5             4.4%       AAA

Mortgage & Asset backed securities                       9,232         0.8             5.8%       AAA
Obligations of states and political
     subdivisions                                       24,647         2.3             5.9%       AA
Foreign currency debt securities                         8,083         3.4             3.5%       AA
----------------------------------------------------------------------------------------------------------

Total                                                 $212,387         2.6             5.2%       AA
----------------------------------------------------------------------------------------------------------


The Company's investment policy objective is to maximize long-term investment returns while maintaining a liquid, high-quality portfolio. To this end, the investment policy requires that the portfolio have an average credit quality rating of AA, no more than 3% of the portfolio invested in the securities of a single issuer (other than issues of sovereign governments with a rating of AA or better), and a target duration of 2.75 years. The Company's investment portfolio reflects its investment policy and guidelines.

The Company expects that its financial and operational needs for the foreseeable future will be met by funds generated from operations.

Shareholders' equity as of June 30, 1999 was $245.4 million compared to $244.8 million at December 31, 1998. The major factors contributing to the increased level of shareholders' equity included $7.5 million of net income, offset by net unrealized investment losses of approximately $4.4 million and by the declaration of cumulative dividends of $0.16 per common share. Book value per common share increased to $17.64 as of June 30, 1999 from $17.58 as of December 31, 1998.

CURRENT DEVELOPMENTS

A quarterly cash dividend of $0.08 per share was declared on August 10, 1999 by the Company's Board of Directors, payable on September 8, 1999 to common shareholders of record on August 23, 1999.

The Company has relationships with Odyssey Re (London) Limited and other parties relating to business which may have been underwritten or reinsured by Odyssey Re or brokered by those other parties. The Company is investigating its potential exposure, if any, resulting from these relationships, but is unable at this time to determine the amount of such exposure and the possible effect upon the Company's business, financial condition or results of operations.

During the quarter the Company extended a loan to COMED, the new German healthcare association which the Company helped to establish, under the loan facility of $12 million provided in December 1998. At June 30, 1999, $1.6 million is outstanding under this facility. In addition, the Company has billed and unbilled receivables of $2.9 million due from COMED. Of this amount, $1.1 million was recognized as fees in the second quarter. Membership recruitment in COMED commenced in June by recruiting members through alliances with other associations and by direct marketing to the general public. The ability of COMED to repay the $4.5 million is dependent on its ability to generate sufficient revenues from members.

The Company, through its German subsidiary, Institut fur Praventivmedizin & Techologie GmbH, "IPT" has $1.2 million in prepaid expenses under a service contract with a company to supply heart-monitoring technology for resale to COMED and other healthcare providers. These prepaid expenses may not be recoverable if the Company is unable to sell a sufficient amount of this technology.

The Company has repurchased 78,700 shares of its common stock, equivalent to 0.6% of the outstanding shares of ESG Re Limited under its Common Stock Repurchase Program as of July 31, 1999. The average purchase price was $14.85 and represents a significant discount to book value of $17.64.

On June 30, 1999, the Company committed to purchasing majority stakes in a third party administrator in Thailand and a third party administrator and insurance company in Indonesia, for a combined cost of $0.5 million. Legal contracts are being finalized and the Company is negotiating an increase in its shareholding in the Thai company to 100%.

In June, the company launched a new business unit focused on the growing health care management and technology field. The "Intelligent Health Care" division will be aimed at developing and distributing disease management programs, cardiovascular and other telemedicine applications worldwide. As part of the Company's expansion, over the next six months, the Company will commit up to $5 million to the development and introduction of innovative medical technologies and to secure talent in the health care field. The Company expects to complete a detailed business plan for the future of this division by late fall of this year. Through a Bermuda holding company, ESG Health Ltd., the Company expects to complete its integrated program its reinsurance risk management techniques with health management techniques such as diabetes and cardiovascular telemedicine.

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

The Company's general strategy with respect to fixed maturity securities is to invest in high quality securities while maintaining diversification and to avoid significant concentrations in individual issuers' industry segments or countries.

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

INFLATION

Inflation has not had a material impact on the Company's operations for the periods presented. The Company has commenced writing reinsurance business in Latin America, particularly in Brazil, which has experienced periods of high inflation. It is possible that future inflationary conditions may impact subsequent accounting periods.

THE EURO

On January 1, 1999, a single currency, the "euro" was adopted as the national currency of the 11 participating countries in the European Monetary Union, including Germany and Ireland, two of the countries in which the Company operates and in which the Company maintains a significant presence. The Company's German and Irish subsidiaries will not be required to use the euro for accounting purposes prior to January 1, 2002. Due to uncertainties related to the euro conversion, the impact of the conversion is not known. To date, the impact of the conversion has had no material impact on the Company's operations, accounting systems or financial reporting. The Company's general ledger systems have been upgraded to a euro compliant platform.

YEAR 2000 ISSUE

The Year 2000 Issue relates to the ability of computer systems to properly interpret date information for the year 2000 and beyond. In January 1998, the Company initiated an enterprise-wide project to address Year 2000 issues with respect to the Company's computer software and information technology systems. The initiative had as its focus two distinct areas that include Year 2000 compliance of the Company's software, systems and technology platforms and the evaluation of the Year 2000 preparedness of significant third parties with whom the Company conducts business, including vendors and customers.

The Company has substantially completed this initiative as of the end of second quarter 1999. The remaining issues for the Company are the implementation of its Year 2000 compliant general ledger system in its Thai subsidiary acquired on June 30, 1999 and implementing a Year 2000 compliant accounting system for its pool administration business which has been in run-off since 1997. All system upgrades are expected to be completed by September 30, 1999. Future costs of remediation are not expected to have a material impact on the Company's financial position, results of operations or cash flows, although no assurance can be given in this regard.

The Company's systems do not interface electronically with those of its customers or clients. As such, the Company's exposure to the Year 2000 issue with respect to customers and clients is limited to the possibility that information supplied by these companies could not be of sufficient quality or timeliness and therefore could indirectly affect the quality or timeliness of the Company's own data. The Company has communicated with its significant clients and service providers to assess their vulnerability and readiness to comply with Year 2000 issues and will address compliance risks with each new significant vendor.

PART II.   OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

There are no lawsuits pending, or to the knowledge of the Company threatened, to which the Company or any of its subsidiaries or affiliates is a party or of which any of their properties is subject other than the routine litigation incidental to the business.

                          ITEM 2. CHANGES IN SECURITIES

Not applicable.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The second Annual General Meeting of Shareholders was held pursuant to notice on May 7, 1999 at 11.00 a.m. local time in Pembroke, Bermuda. There were present at the meeting, in person or represented by proxy, the holders of 8,556,709 of the outstanding common stock of the Company, which represented approximately 61% of the outstanding shares as at March 22, 1999, the date of record. The matters voted on at the meeting and the votes cast were as follows:

Proposal 1  Election of Directors

Kenneth P. Morse and William J. Poutsiaka were re-elected as Class II Directors to serve until the Annual General Meeting of Shareholders in 2002.

                                       For                      Abstain
                                       ---                      -------

Kenneth P. Morse                    8,527,984                   28,725
William J. Poutsiaka                8,527,984                   28,725


Proposal 2. Ratification of the Appointment of Independent Auditors

The selection of Deloitte & Touche as independent auditors for the fiscal year ending December 31, 1999 was ratified with 8,550,709 shares voting in favor of such proposal and 1,100 abstaining from voting.

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


August 13, 1999

                                                  ESG RE LIMITED

                                                  By: /s/ Joan H. Dillard
                                                  ------------------------------
                                                  Name: Joan H. Dillard
                                                  Title: Chief Financial Officer