Form 10-Q
period 1999-09-30
ESG RE LTD
filed 1999-11-15
CIK 1049624

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1999
                        Commission file number 000-23481
                                -----------------

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

                                -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No {_}

The number of the Registrant's common shares (par value $1.00 per share) outstanding as of November 15, 1999, was 13,228,399.



================================================================================

                                 ESG RE LIMITED
          1.1 Index to the Condensed Consolidated Financial Statements



                                                                            PAGE
                                                                            ----

Condensed Consolidated Balance Sheets as of  September 30, 1999                1
     (unaudited) and December 31, 1998
Condensed Consolidated Statements of Operations for the three months
     and nine months ended September 30, 1999 and 1998 (unaudited)             2
Condensed Consolidated Statements of Cash Flows for the
     nine months ended  September 30, 1999 and 1998 (unaudited)                3
Condensed Consolidated Statements of Comprehensive Income
     for the three months and nine months ended
     September 30, 1999 and 1998 (unaudited)                                   4
Notes to the Condensed Consolidated Financial Statements (unaudited)           5
Independent Accountants' Review Report                                         8

                         PART I - FINANCIAL INFORMATION
               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                 ESG RE LIMITED
                      Condensed Consolidated Balance Sheets
           (U.S. dollars in thousands except share and per share data)

                                                                                                      September 30,     December 31,
                                                                                                          1999              1998
                                                                                                       ---------         ---------
                                                                                                      (Unaudited)
ASSETS
      Fixed maturity investments - available for sale, at fair value
         (cost: $198,851 and $ 211,589)                                                                $ 195,180          $ 212,387
      Cash and cash equivalents                                                                           33,738             16,942
      Other Investments                                                                                   11,804              5,917
                                                                                                       ---------          ---------
            Total investments and cash                                                                   240,722            235,246

      Accrued investment income                                                                            3,617              3,629
      Management fees receivable                                                                           2,095              3,164
      Premiums receivable                                                                                277,513            162,015
      Reinsurance balances receivable                                                                     11,475              6,259
      Reinsurance recoverable on incurred losses                                                          11,370              2,761
      Funds retained by ceding companies                                                                   7,163              3,592
      Prepaid reinsurance premiums                                                                         6,726              2,276
      Deferred acquisition costs                                                                          52,975             37,625
      Receivable for securities sold                                                                       5,107               --
      Deferred tax asset                                                                                     768                843
      Other Assets                                                                                         5,347              2,222
      Cash and cash equivalents held in a fiduciary capacity                                               4,007              6,741
                                                                                                       ---------          ---------
TOTAL ASSETS                                                                                           $ 628,885          $ 466,373
                                                                                                       =========          =========
LIABILITIES
      Unpaid losses and loss expenses                                                                  $ 126,419          $  44,379
      Unearned premiums                                                                                  166,520            111,884
      Acquisition costs payable                                                                           74,385             45,487
      Reinsurance balances payable                                                                        28,154              7,114
      Payable for securities purchased                                                                     8,179               --
      Accrued expenses, accounts payable, and other liabilities ($131 and
          $204 due to related parties)                                                                     6,552              5,927
      Fiduciary liabilities                                                                                4,007              6,741
                                                                                                       ---------          ---------
            Total liabilities                                                                            414,216            221,532
                                                                                                       ---------          ---------


SHAREHOLDERS' EQUITY
      Preference shares, 50,000,000 shares authorized; no shares issued and
            outstanding for 1999 and 1998                                                                   --                 --
      Class B common shares, 100,000,000 shares authorized; no shares
            issued and outstanding for 1999 and 1998                                                        --                 --
      Common shares, par value $1 per share; 100,000,000 shares
            authorized; 13,324,099 shares issued and outstanding for 1999
            and 13,923,799 shares issued and outstanding for 1998                                         13,324             13,924
      Additional paid-in capital                                                                         220,985            226,216
      Accumulated other comprehensive income:
            Foreign currency translation adjustments, net of tax                                          (1,234)              (574)
            Unrealized gains/(losses) on securities,  net of reclassification
                adjustments and tax                                                                       (4,311)               634
                                                                                                       ---------          ---------
      Accumulated other comprehensive income                                                              (5,545)                60
                                                                                                       ---------          ---------
      Retained earnings                                                                                  (14,095)             4,641
                                                                                                       ---------          ---------
            Total shareholders' equity                                                                   214,669            244,841
                                                                                                       ---------          ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                             $ 628,885          $ 466,373
                                                                                                       =========          =========

The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                 Condensed Consolidated Statements of Operations
           (U.S. dollars in thousands except share and per share data)
                                   (Unaudited)

                                                        Three Months Ended                         Nine Months Ended
                                            September 30, 1999    September 30, 1998    September 30, 1999    September 30, 1998
                                            ------------------    ------------------    ------------------    ------------------
REVENUES
      Net premiums written                  $           59,919    $           53,915    $          243,789    $          157,597
      Change in unearned premiums                        7,707               (27,781)              (50,517)              (90,154)
                                            ------------------    ------------------    ------------------    ------------------

      Net premiums earned                               67,626                26,134               193,272                67,443
      Management fee revenue                              (159)                  181                 1,781                 1,380
      Net investment income                              3,512                 3,359                10,534                 9,590
      Net realized investment loss                        (861)                  386                (1,136)                1,712
                                            ------------------    ------------------    ------------------    ------------------
                                                        70,118                30,060               204,451                80,125
                                            ------------------    ------------------    ------------------    ------------------
EXPENSES
      Losses and loss expenses                          57,012                15,940               140,672                42,922
      Acquisition costs                                 19,761                 7,324                52,679                17,028
      Administrative expenses                           16,505                 2,467                26,486                 8,771
                                            ------------------    ------------------    ------------------    ------------------
                                                        93,278                25,731               219,837                68,721
                                            ------------------    ------------------    ------------------    ------------------

NET INCOME BEFORE TAXES                                (23,160)                4,329               (15,386)               11,404
Income tax expense                                        --                     335                   311                   912
                                            ------------------    ------------------    ------------------    ------------------

NET INCOME                                  $          (23,160)   $            3,994    $          (15,697)   $           10,492
                                            ==================    ==================    ==================    ==================

PER SHARE DATA
      Basic net (loss)/income per share     $            (1.68)   $             0.29    $            (1.13)   $             0.75
                                            ==================    ==================    ==================    ==================

      Diluted net (loss)/income per share   $            (1.68)   $             0.29    $            (1.13)   $             0.74
                                            ==================    ==================    ==================    ==================

      Weighted average shares outstanding
           Basic                                    13,792,450            13,923,799            13,879,235            13,923,799
           Diluted                                  13,792,450            13,924,571            13,879,781            14,172,947
                                            ==================    ==================    ==================    ==================
      Dividends declared per share
                                            $             0.08    $            0.075    $             0.24    $            0.225
                                            ==================    ==================    ==================    ==================


The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                 Condensed Consolidated Statements of Cash Flows
                           (U.S. dollars in thousands)
                                   (Unaudited)



                                                           Nine Months Ended
                                                          Sept 30,    Sept 30,
                                                           1999         1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash  provided by operating activities               $  26,311    $   1,417
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Cost of fixed maturity investments acquired
      - available for sale                                (257,974)    (405,480)
      Proceeds from sale of fixed maturity investments
      - available for sale                                 269,586      413,824
      Net proceeds from sale of other investment assets          0       (1,116)
      Funding of other investments                          (8,760)        --
      Purchases of fixed assets                             (2,002)        (254)
      Purchases of intangible assets                        (1,076)         (90)
                                                         ---------    ---------
Net cash provided by investing activities                     (226)       6,884
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends paid                                        (3,342)      (3,133)
      Stock repurchase                                      (5,947)        --
      Additional offering costs                               --            (85)
                                                         ---------    ---------
Net cash used in financing activities                       (9,289)      (3,218)
                                                         ---------    ---------

                                                         ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      15
                                                         ---------    ---------

Net increase in cash                                        16,796        5,083
Cash and cash equivalents at January 1                      16,942        6,196
                                                         ---------    ---------

Cash and cash equivalents at September 30                $  33,738    $  11,279
                                                         =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
            Condensed Consolidated Statements of Comprehensive Income
                           (U.S. dollars in thousands)
                                   (Unaudited)

                                                                        Three Months Ended      Nine Months Ended
                                                                       Sept 30,    Sept 30,    Sept 30,    Sept 30,
                                                                         1999        1998        1999        1998
                                                                       --------    --------    --------    --------
Net income                                                             $(23,160)   $  3,994    $(15,697)   $ 10,492
                                                                       --------    --------    --------    --------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                 (141)         82        (660)       (755)
  Unrealized gains on securities:
     Unrealized holding (losses)/gains arising during
           the period                                                      (789)      2,989      (5,220)      4,495
     Less reclassification adjustment for losses/(gains) included in
           net income                                                       861        (386)      1,136      (1,712)
                                                                       --------    --------    --------    --------
Other comprehensive income                                                  (69)      2,685      (4,744)      2,028

Comprehensive income                                                   $(23,229)   $  6,679    $(20,441)   $ 12,520
                                                                       ========    ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

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


3.   COMMITMENTS AND CONTINGENCIES

(A)  EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with several employees for terms of one to five years which have total minimum commitments of $7.8 million excluding any performance bonuses which are at the discretion of and determined by the Board of Directors of the Company. The contracts remunerate the employees for providing services to the Company. The contracts include various non-compete clauses following termination of employment.

(B)  LEASE COMMITMENTS

The Company and its subsidiaries have various obligations under operating leases.

(C)  LOAN COMMITMENTS

The Company and its subsidiaries have unfunded loan commitments outstanding of $11.3 million of which $9.3 million is to COMED, the new German healthcare association which the Company helped to establish in December 1998. A further $2 million is to a third party which is a significant ceding company to ESG. Under the terms of the loan agreement with COMED, the Company has the right to refuse any further disbursements, when the ability of COMED to repay the loan is in doubt.

(D)  LETTERS OF CREDIT

Letters of Credit in the amount of $52.0 million have been issued in favor of ceding companies of which $24.6 million is secured against the Company's investment portfolio.

The future minimum commitments under lease and employment agreements are as follows:

                                 Employment         Lease
U.S. dollars in thousands        Commitments     Commitments         Total
--------------------------------------------------------------------------------
Years Ending December 31,
     1999                              $ 1,330            $ 140         $ 1,470
     2000                                3,296              546           3,842
     2001                                2,009              431           2,440
     2002                                  990              174           1,164
     2003                                  168               98             266
     Thereafter                                             808             808
                               -------------------------------------------------
Total                                  $ 7,793           $2,197         $ 9,990
                               =================================================

4.   RELATED PARTIES

Included in net investment income for the three months and nine months ended September 30, 1999 were related party investment expenses of $73,000 and $345,000 respectively.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of ESG Re Limited

We have reviewed the accompanying condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of September 30, 1999 and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three month and nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche
Chartered Accountants
Hamilton, Bermuda
November 8, 1999

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion and analysis of the financial condition as of September 30, 1999 and the results of operations of ESG Re Limited and subsidiaries (the "Company" or "ESG") for the three months and nine months ended September 30, 1999 as compared to the three months and nine months ended September 30, 1998. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company as of and for the year ended December 31, 1998 and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998. The unaudited consolidated financial statements as of and for the three months and nine months ended September 30, 1999 and for the three months and nine months ended September 30, 1998 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

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

In June 1999, the company launched a new business unit focused on the growing health care management and technology field. The "Intelligent Health Care" division will be aimed at developing and distributing disease management programs, cardiovascular and other telemedicine applications worldwide. This division will encompass the Company's on-going relationship with COMED, the new German healthcare association which the Company helped to establish, under the loan facility of $12 million provided in December 1998.


RESULTS OF OPERATIONS

OVERVIEW

Certain important events occurred during the period including:

1. Management Changes -- Certain changes were made to the management of the Company, including the resignation of Wolfgang Wand and the subsequent appointment of John C Head as Chief Executive Officer. See "Current Developments" included in this filing.

2. Anticipated Withdrawal from a Line of Business -- The Health Care division recognized $1.3 million in expenses associated with the unsuccessful launch of heart-monitoring technology services. The Company expects to exit this business in the fourth quarter.

3. Negative impact upon underwriting results due to deterioration of several major North American and European Accounts:

     - A medical quota share contract in Maine covering both 1998 and 1999 underwriting years has developed into a 127% loss and acquisition ratio, resulting in a loss of $4.3 million on the account.

     - A large quota share contract covering 6 ceding companies is expected to develop into a 98% loss and acquisition ratio, resulting in a loss of $2.1 million.

     - Unfavorable development on a large medical group health account resulting in a loss of $2.1 million being added.

     - Reserve strengthening of $1.4 million relating to adverse development in several smaller accounts in North America.

     - Uncertainties regarding collectability raised by slow payments on two accounts in Europe has resulted in the establishment of a reserve of $1.8 million.

4. Rating Decline -- Standard and Poor's reduced the long term credit and insurer financial strength ratings of the Company's reinsurance subsidiaries from single-A-minus (strong) to triple-B (good). See "Current Developments" included in this filing. Although this rating reduction may negatively impact the Company's premium production in certain markets, particularly London and North America, the Company intends to focus upon the profitability of its North American reinsurance and underwriting businesses and, consistent with its original business strategy, build upon its operations in the Western Europe, Asian and Latin American regions.

5. The Company expects to divest itself of its Health Care Division in 2000 through raising external capital to fund the venture. The Company expects to maintain a significant non-controlling equity investment in the venture.

CONSOLIDATED RESULTS

Consolidated results of operations for the three months and nine months ended September 30, 1999 and 1998 are presented below. Consolidated results of operation for the periods ended September 30, 1999 reflect the combined results of operation of the Company's reinsurance and health care divisions.

                                                                            Three Months Ended                Nine Months Ended
                                                                               September 30,                    September 30,
U.S dollars in thousands except per share data                            1999            1998              1999             1998

Gross Managed Premium                                                     63,337           58,800          266,527          177,400
Net Premium Written                                                       59,919           53,915          243,789          157,597
                                                                        --------         --------         --------         --------
Net Premium Earned                                                        67,626           26,134          193,272           67,443
Less:
Losses & Loss Adjustment Expenses                                        (57,012)         (15,940)        (140,672)         (42,922)
Acquisition Costs                                                        (19,761)          (7,324)         (52,679)         (17,028)
                                                                        --------         --------         --------         --------
Total Underwriting Expenses                                              (76,773)         (23,264)        (193,351)         (59,950)
                                                                        --------         --------         --------         --------

(Loss)/Profit from Underwriting                                           (9,147)           2,870              (79)           7,493

Administrative Expenses                                                  (16,505)          (2,467)         (26,486)          (8,771)
Net Investment Income                                                      3,512            3,359           10,534            9,590
Net realized investment gains/(losses)                                      (861)             386           (1,136)           1,712
Management Fee Revenue                                                      (159)             181            1,781            1,380
                                                                        --------         --------         --------         --------
Net (loss)/income before taxes                                           (23,160)           4,329          (15,386)          11,404
Income Tax Expense                                                             0              335              311              912
                                                                        --------         --------         --------         --------
Net (Loss)/Income                                                        (23,160)           3,994          (15,697)          10,492

                                                                        --------         --------         --------         --------
(Loss)/Income excluding realized investment gains
(losses)                                                                 (22,299)           3,608          (14,561)           8,780
Basic net (loss)/income per common share                                $  (1.68)        $   0.29         $  (1.13)        $   0.74
Diluted net (loss)/income per common share                              $  (1.68)        $   0.29         $  (1.13)        $   0.74

ESG's net income for the three months ended September 30, 1999 decreased to a loss of $23.16 million from a profit of $3.99 million for the comparable period in 1998 despite an increase in Net Premium Earned to $67.63 million for the third quarter of 1999 compared to $26.13 million for the comparable period in 1998. The decrease in net income is primarily attributable to $10.1 million in additional losses due to a rapid deterioration of certain accounts in the North American and European markets (see "Overview" above) as well as an increase in administrative expenses, primarily relating to the Company's health care division.

SEGMENT RESULTS

The Company is organized into two divisions; reinsurance and health care. Results of operations by division, for the three months and nine months ended September 30, 1999 and 1998, are presented below.

REINSURANCE DIVISION

                                                                           Three Months Ended                 Nine Months Ended
                                                                              September 30,                     September 30,
U.S dollars in thousands except per share data                            1999             1998             1999             1998

Gross Managed Premium                                                     63,337           58,800          266,527          177,400
Co-Reinsurance                                                             2,383            3,457           17,806           16,539
                                                                        --------         --------         --------         --------
Gross Premium Written                                                     60,954           55,343          248,721          160,861
Retroceded                                                                 1,035            1,428            4,932            3,264
                                                                        --------         --------         --------         --------
Net Premium Written                                                       59,919           53,915          243,789          157,597

Net Premium Earned                                                        67,626           26,134          193,272           67,443
Less:
Losses & Loss Adjustment Expenses                                        (57,012)         (15,940)        (140,672)         (42,922)
Acquisition Costs                                                        (19,761)          (7,324)         (52,679)         (17,028)
                                                                        --------         --------         --------         --------
Total Underwriting Expenses                                              (76,773)         (23,264)        (193,351)         (59,950)
                                                                        --------         --------         --------         --------

(Loss)/Profit from Underwriting                                           (9,147)           2,870              (79)           7,493

Operating Expenses                                                        (7,338)          (2,002)         (16,513)          (6,161)
Net Investment Income                                                      3,478            3,359           10,483            9,590
Net realized investment gains/(losses)                                      (861)             386           (1,136)           1,712
Management Fee Revenue                                                      (159)             181            1,532            1,380
                                                                        --------         --------         --------         --------
Net (loss)/income before taxes                                           (14,027)           4,794           (5,713)          11,404
                                                                        --------         --------         --------         --------

Premium

Gross managed premium increased by $4.5 million and $89.1 million, or 7.7% and 50.2%, for the three and nine months ended September 30, 1999 respectively, compared to the corresponding prior year periods. During the quarter, the Company's representative office in Toronto, Canada, recognized additional premium of $20 million on a medical account for the transition of group health insurance coverage sold through affinity groups to alternative providers. This increased the gross managed premium on this one account to $65 million.
Partially offsetting the increases in the gross managed premium during the quarter was a decrease of $3.3 million due to the cancellation of a credit account in Latin America. Also affecting the level of gross managed premium in the three month ended September 30, 1999 was non-renewal in 1999 of an $8 million credit account in Latin America that was included in the comparable period of 1998.

Geographical Distribution

The Company has experienced significant growth in North America business in the third quarter. The distribution of gross written premiums for the three months ended September 30, 1999 and 1998 and for the year ended December 31, 1998, is as follows:

                                              Three months ended          Three months ended               Year ended
                                              September 30, 1999          September 30, 1998        December 31, 1998
------------------------------------- --------------------------- --------------------------- ------------------------
Western Europe                                             8.7 %                      18.9 %                   30.9 %
North America                                             80.8 %                      49.6 %                   46.2 %
Latin America                                              0.8 %                      30.0 %                   14.9 %
Other                                                      9.7 %                       1.5 %                    8.0 %
------------------------------------- --------------------------- --------------------------- ------------------------
Total                                                    100.0 %                     100.0 %                  100.0 %
------------------------------------- --------------------------- --------------------------- ------------------------


The distribution of gross written premiums for the nine months ended September 30, 1999 and 1998 and for the year ended December 31, 1998, is as follows:

                                               Nine months ended           Nine months ended               Year ended
                                              September 30, 1999          September 30, 1998        December 31, 1998
------------------------------------- --------------------------- --------------------------- ------------------------
Western Europe                                            26.7 %                      37.0 %                   30.9 %
North America                                             57.3 %                      36.5 %                   46.2 %
Latin America                                              8.6 %                      18.2 %                   14.9 %
Other                                                      7.4 %                       8.3 %                    8.0 %
------------------------------------- --------------------------- --------------------------- ------------------------
Total                                                    100.0 %                     100.0 %                  100.0 %
------------------------------------- --------------------------- --------------------------- ------------------------

The growth in the percentage of gross written premiums written in the North American region over these periods reflects the relatively greater development to date of the Company's business operations in the region compared to those being developed and established by the Company in other regions of the world. The Company anticipates that this concentration of gross written premiums from the North American region will continue through 1999 but will gradually decrease as the Company grows its business operations in other regions and as its business in North America is affected by the recent downgrading of the Company's long term counterparty and insurer financial strength ratings (see "Current Developments" included in this filing) and the Company's intention to increase its focus upon the profitabiltiy of its North American business.

Product Mix

The distribution of gross premiums written by line of business for the three months and nine months ended September 30, 1999 and 1998, and for the year ended December 31, 1998 was as follows:

                                           Three months ended         Three months ended             Year ended
                                           September 30, 1999         September 30, 1998          December 31, 1998
--------------------------------------- ------------------------ ----------------------------- ------------------------
Medical                                                  95.6 %                         55.2%                 59.6 %
Personal Accident                                        12.7 %                        28.3 %                 26.1 %
Credit                                                 (14.1) %                        14.8 %                  6.2 %
Life                                                      1.9 %                         1.4 %                  5.5 %
Special Risk                                              2.7 %                         0.3 %                  2.6 %
Other                                                     1.2 %                          -- %                   -- %
--------------------------------------- ------------------------ ----------------------------- ----------------------
Total                                                   100.0 %                       100.0 %                100.0 %
--------------------------------------- ------------------------ ----------------------------- ----------------------


-------------------------------------- ------------------------- ------------------------- -----------------------------
                                           Nine months ended          Nine months ended               Year ended
                                          September 30, 1999          September 30, 1998          December 31, 1998
--------------------------------------- ------------------------ ----------------------------- -------------------------
Medical                                                  75.3 %                        52.0 %                 59.6 %
Personal Accident                                        22.1 %                        29.4 %                 26.1 %
Credit                                                  (1.6) %                         7.6 %                  6.2 %
Life                                                      2.1 %                         7.5 %                  5.5 %
Special Risk                                              0.9 %                         3.5 %                  2.6 %
Other                                                     1.2 %                          -- %                   -- %
--------------------------------------- ------------------------ ----------------------------- ----------------------
Total                                                   100.0 %                       100.0 %                100.0 %
--------------------------------------- ------------------------ ----------------------------- ----------------------


Underwriting Results

Underwriting results for the three months ended September 30, 1999, by line of business and in total were as follows:

                                                   Personal
U.S. dollars in thousands               Medical    Accident    Special     Credit      Life        Other       Total
------------------------------------------------------------------------------------------------------------------------
Gross premiums written                $   58,251   $   7,753     $ 1,629  $ (8,623)     $ 1,183      $  761    $ 60,954
                                      ==================================================================================

Net premiums written                      57,554       7,485       1,562    (8,300)       1,141         477      59,919
                                      ==================================================================================

Net premiums earned                       51,141      11,942         815       (88)       2,821         995      67,626
Losses and loss expenses                  45,283       9,027       (300)         14       2,293         695      57,012
Acquisition costs                         15,798       2,920         316          7         487         233      19,761
Operating costs                            5,549       1,296          88        (9)         306         108       7,338
                                      ----------------------------------------------------------------------------------

Net underwriting income (loss)        $(15,489)    $ (1,301)     $   711  $   (100)     $ (265)      $ (41)    $(16,485)
                                      ==================================================================================


Medical results are impacted by $10.1 million of additional losses and loss expenses due to the rapid deterioration of several major accounts in North
America:

- A medical quota share contract in Maine covering both 1998 and 1999 underwriting years has developed into a 127% loss and acquisition ratio, resulting in a loss of $4.3 million on the account

- A large quota share contract covering 6 ceding companies is expected to develop into a 98% loss and acquisition ratio, resulting in a loss of $2.1 million.

- Unfavorable development on a large medical group health account resulting in a loss of $2.1 million being added.

- Reserve strengthening of $1.4 million relating to adverse development in several smaller accounts in North America.

Personal Accident underwriting results reflect reserve strengthening on several accounts acquired through our London office emanating from both the 1998 and 1999 underwriting years. Credit results primarily relate to the cancellation of a Latin American risk in Colombia. Life results reflect additional claims on Norwegian Life business.

Underwriting results for the three months ended September 30, 1998, by line of business and in total were as follows:

                                                  Personal
U.S. dollars in thousands              Medical    Accident    Special    Credit      Life      Other       Total
--------------------------------------------------------------------------------------------------------------------
Gross premiums written                $   30,516    $ 15,655      $ 190   $ 8,186    $   796       $ --    $ 55,343
                                      ==============================================================================

Net premiums written                      29,965      15,463        179     7,883        425         --      53,915
                                      ==============================================================================

Net premiums earned                       11,004      16,971        901     1,694     (4,436)        --      26,134
Losses and loss expenses                   6,310      11,550        (42)    1,268     (3,146)        --      15,940
Acquisition costs                          4,141       3,379        348       316       (860)        --       7,324
Operating costs                              843       1,300         69       130       (340)        --       2,002
                                      ------------------------------------------------------------------------------

Net underwriting income (loss)        $     (290)   $    742      $ 526   $  (20)    $   (90)      $ --    $    868
                                      ==============================================================================



Underwriting results for the nine months ended September 30, 1999, by line of business and in total were as follows:

                                                  Personal
U.S. dollars in thousands               Medical    Accident   Special    Credit      Life       Other        Total
----------------------------------------------------------------------------------------------------------------------
Gross premiums written                $  187,358    $ 55,029   $ 2,294   $(4,125)    $ 5,110      $ 3,055   $ 248,721
                                      ================================================================================

Net premiums written                     184,466      53,440     2,214    (3,982)      4,954        2,697     243,789
                                      ================================================================================

Net premiums earned                      151,721      28,633     2,170      1,679      7,015        2,054     193,272
Losses and loss expenses                 113,585      19,553       374        764      5,206        1,190     140,672
Acquisition costs                         42,999       6,796       833        405        975          671      52,679
Operating costs                           12,716       2,618       190        139        642          208      16,513
                                      --------------------------------------------------------------------------------

Net underwriting income (loss)        $  (17,579)   $   (334)  $   773   $    371    $   192      $   (15)  $ (16,592)
                                      ================================================================================

Underwriting results for the nine months ended September 30, 1998, by line of business and in total were as follows:

                                                  Personal
U.S. dollars in thousands              Medical    Accident    Special    Credit      Life      Other       Total
--------------------------------------------------------------------------------------------------------------------
Gross premiums written                $   83,707    $ 47,329    $ 5,613  $ 12,177   $ 12,035       $ --   $ 160,861
                                      ==============================================================================

Net premiums written                      82,487      46,360      5,433    11,752     11,565         --     157,597
                                      ==============================================================================

Net premiums earned                       24,790      34,505      2,050     3,166      2,932         --      67,443
Losses and loss expenses                  14,971      22,885        445     2,316      2,305         --      42,922
Acquisition costs                          8,540       6,875        751       501        361         --      17,028
Operating costs                            2,231       3,066        184       278        402         --       6,161
                                      ------------------------------------------------------------------------------

Net underwriting income (loss)        $     (952)   $  1,679    $   670  $     71  $    (136)      $ --   $   1,332
                                      ==============================================================================

Operating Expenses

Total reinsurance operating expenses for the three months ended September 30, 1999 were $7.3 million, compared to $2.0 million for the three months ended September 30, 1998. Operating expenses for the nine months ended September 30, 1999 increased to $16.5 million from $6.2 million for nine months ended September 30, 1998.

Total operating expenses for the three months ended September 30, 1999 represent 12.2% of net premiums written and 10.9% of net premiums earned, compared to 3.7% and 7.7%, respectively, for the prior year. For the nine months ended September 30, 1999 operating expenses represent 6.8% of net premiums written and 8.5% of net premiums earned, compared to 3.9% and 9.1%, respectively, for the comparable period of the prior year.

The Company incurred $0.6 million in operating expenses in its new business units in Thailand, Indonesia and Georgia. Excluding these offices, operating expenses increased by $1.7 million over the three months ended June 30, 1999.

Personnel expenses increased by $0.5 million over the three months ended June 30, 1999 due to the continued investment in key personnel at the holding company and various representative offices. Professional service fees increased by $0.7 million for the three months ended September 30, 1999 from $1.6 million in the three months ended June 30, 1999. The increase was due to accounting, taxation and legal costs associated with loss reserve reviews and the acquisition of new entities in Indonesia and Thailand. Travel expenses increased by $0.3 million to $0.8 million for the three months ended September 30, 1999 from $0.5 million in the three months ended June 30, 1999. These travel expenses relate primarily to the Company's continuing identification and investigation of new business and underwriting opportunities and corporate governance. Foreign exchange losses of $0.3 million were reported for the three months ended September 30, 1999, as compared to profits of $0.2 million for the three months ended June 30, 1999.



Operating Ratios

The operating ratios for the three months ended September 30, 1999, by line of business and in total were as follows:

                                                Personal    Special
                                    Medical     Accident      Risk       Credit       Life       Other       Total
---------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Loss ratio                             88.5 %      75.6 %    (36.9) %   (15.9) %       81.3 %      69.8 %      84.3 %
Acquisition expense ratio              30.9 %      24.4 %      38.8 %     (8.0) %      17.2 %      23.4 %      29.2 %
---------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Loss and acquisition expense
     Ratio                            119.4 %     100.0 %       1.9 %    (23.9) %      98.5 %      93.2 %     113.5 %
---------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Operating expense ratio                                                                                        10.9 %
                                                                                                           ===========

Combined ratio                                                                                                124.4 %
                                                                                                           ===========


The operating ratios for the three months ended September 30, 1998, by line of business and in total were as follows:

                                                Personal    Special
                                    Medical     Accident      Risk       Credit       Life       Other       Total
---------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Loss ratio                             57.3 %      68.1 %     (4.7) %      74.9 %      70.9 %          --      61.0 %
Acquisition expense ratio              37.6 %      19.9 %      38.6 %      18.7 %      19.4 %          --      28.0 %
---------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Loss and acquisition expense
     Ratio                             94.9 %      88.0 %      33.9 %      93.6 %      90.3 %          --      89.0 %
---------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Operating expense ratio                                                                                         7.7 %
                                                                                                           ===========

Combined ratio                                                                                                 96.7 %
                                                                                                           ===========

The operating ratios for the nine months ended September 30, 1999, by line of business and in total were as follows:

                                                Personal    Special
                                    Medical     Accident      Risk       Credit       Life       Other       Total
---------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Loss ratio                             74.9 %      68.3 %      17.2 %     45.5 %       74.2 %      57.9 %      72.8 %
Acquisition expense ratio              28.3 %      23.7 %      38.4 %     24.1 %       13.9 %      32.7 %      27.2 %
---------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Loss and acquisition expense
     Ratio                            103.2 %      92.0 %      55.6 %     69.6 %       88.1 %      90.6 %     100.0 %
---------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Operating expense ratio                                                                                         8.5 %
                                                                                                           ===========

Combined ratio                                                                                                108.5 %
                                                                                                           ===========


The operating ratios for the nine months ended September 30, 1998, by line of business and in total were as follows:

                                                Personal    Special
                                    Medical     Accident      Risk       Credit       Life       Other       Total
---------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Loss ratio                             60.4 %      66.3 %      21.7 %      73.2 %      78.6 %          --      63.7 %
Acquisition expense ratio              34.4 %      19.9 %      36.6 %      15.8 %      12.3 %          --      25.2 %
---------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Loss and acquisition expense
     Ratio                             94.8 %      86.2 %      58.3 %      89.0 %      90.9 %          --      88.9 %
---------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Operating expense ratio                                                                                         9.1 %
                                                                                                           ===========

Combined ratio                                                                                                 98.0 %
                                                                                                           ===========

The operating expense ratios for the three months and nine months ended September 30, 1999 and 1998, respectively, were calculated by expressing total administrative expenses net of corporate office expenses and health care division expenses, as a percentage of net premiums earned. For the three months and nine months ended September 30, 1998, management fee revenue of $181,000 and $1.4 million respectively, was deducted from operating expenses due to the expense of administering the pool business of 1997 and prior underwriting years, which the Company previously managed as a reinsurance management services company.


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


Management Fee Revenue

Management fee revenue for the quarter was $211,000, less a write-down of 1995 and 1996 profit commissions of $370,000, following an evaluation of those years' pool results.

HEALTH CARE DIVISION

Through its newly formed health care division, ESG Health, the Company offers medical referral, second opinion and disease management services to the German market. The new division includes COMED, a non-profit German healthcare association which the Company helped to establish and IPT (Institut fuer Praeventivmedizin & Technologie GmbH), a provider of doctor's referral and second opinion services.

Results

     U.S dollars in thousands except per share data        Three Months ended             Nine Months Ended
                                                           September 30, 1999            September 30, 1999
     Management Fee Income                                                ---                           249
     Investment Income                                                     34                            51
                                                                --------------                --------------
     Total Income                                                          34                           300
                                                                --------------                --------------
     Less:

     Personnel Expenses                                                 (411)                         (578)
     Professional Service Fees                                          (679)                         (796)
     Heart Monitoring Technology services                             (1,295)                       (1,295)
     Expenses Associated with COMED                                   (5,879)                       (5,450)
     Other expenses                                                     (482)                         (627)
                                                                --------------                --------------
     Total Expenses                                                   (8,746)                       (8,746)
                                                                --------------                --------------

     Net (Loss)                                                      $(8,712)                      $(8,446)
                                                                --------------                --------------

Expenses of $8.7 million were incurred primarily in establishing ESG Health and in repositioning the health care products. A provision of $5.5 million was established for an outstanding loan to and receivables from COMED incurred since its formation, of which $1 million related to additional loans in the three months ended September 30, 1999 under the $12 million loan facility provided by ESG in December 1998. COMED's ability to repay is dependent on its ability to generate sufficient revenues from members. As of October 31, 1999, COMED had recruited 583 members.

The Company, through its German subsidiary, "IPT" had $1.3 million in loans and prepaid expenses under a service contract with a company to supply heart-monitoring technology for resale to COMED and other healthcare providers. These prepaid expenses will not be recovered as following the unsuccessful launch of this heart-monitoring technology service, the Company has decided to exit this business in the fourth quarter of 1999.

The Company expects to divest itself of its Health Care Division in 2000 through raising external capital to fund the venture. The Company expects to maintain a significant non-controlling equity investment in the venture.

INVESTMENT RESULTS

For the three months ended September 30, 1999, net investment income totaled $3.5 million and net realized investment losses totaled $0.9 million. For the three months ended September 30, 1998, net investment income and net realized investment gains totaled $3.4 million and $0.4 million respectively. For the nine months ended September 30, 1999, net investment income totaled $10.5 million and net realized investment losses totaled $1.1 million. For the nine months ended September 30, 1998, net investment income and net realized investment gains totaled $9.6 million and $1.7 million respectively. As of September 30, 1999, total investments and cash were $240.7 million, a decrease of $10.6 million from June 30, 1999.

The following table reflects the investment results for the three months ended September 30, 1999:

                                                                 Net          Annualized     Net Realized
                                               Average       Investment        Effective      Investment
U.S dollars in thousands                     Investments      Income(1)          Yield          Losses
------------------------------------------- -------------- ---------------- ---------------- --------------
Fixed maturity investments                      $ 197,352          $ 2,957            6.0 %       $  (861)
Other investments (2)                              12,999              116            3.6 %            --
Cash and cash equivalents                          35,698              439            4.9 %            --
------------------------------------------- -------------- ---------------- ---------------- --------------
Total                                           $ 246,049          $ 3,512            5.7 %       $  (861)
------------------------------------------- -------------- ---------------- ---------------- --------------

(1) Net investment income is net of investment-related expenses and income on premium receivable and funds held by ceding companies.

(2) Loans of $2.7 million were provided to COMED under its $12 million loan facility, which were fully provided for.


The following table reflects the investment results for the three months ended September 30, 1998:

                                                                 Net          Annualized     Net Realized
                                               Average       Investment       Effective       Investment
U.S dollars in thousands                     Investments      Income(1)         Yield            Gains
------------------------------------------- -------------- ---------------- --------------- ----------------
Fixed maturity investments                      $ 218,624          $ 3,085           5.6 %       $ 386
Other investments                                      --               --            -- %        --
Cash and cash equivalents                          27,146              274           4.0 %        --
------------------------------------------- -------------- ---------------- --------------- ----------------
Total                                           $ 245,770          $ 3,359           5.5 %       $ 386
------------------------------------------- -------------- ---------------- --------------- ----------------

(1)  Net investment income is net of investment related expenses.

The following table reflects the investment results for the nine months ended September 30, 1999:

                                                                 Net          Annualized     Net Realized
                                               Average       Investment        Effective      Investment
U.S dollars in thousands                     Investments      Income(1)          Yield          Losses
------------------------------------------- -------------- ---------------- ---------------- --------------
Fixed maturity investments                      $ 201,937          $ 9,194            6.1 %      $ (1,136)
Other investments (2)                              10,635              325            4.1 %            --
Cash and cash equivalents                          26,542            1,015            5.1 %            --
------------------------------------------- -------------- ---------------- ---------------- --------------
Total                                           $ 239,114         $ 10,534            5.9 %      $ (1,136)
------------------------------------------- -------------- ---------------- ---------------- --------------


(1) Net investment income is net of investment-related expenses and income on premium receivable and funds held by ceding companies.

(2) In addition to the $2.7 million of loans provided to COMED, a further $7 million of equity investment and loans has been provided to two companies that are expected to generate or secure profitable business for the Company.

The following table reflects the investment results for the nine months ended September 30, 1998:

                                                                 Net          Annualized     Net Realized
                                               Average       Investment       Effective       Investment
U.S dollars in thousands                     Investments      Income(1)         Yield            Gains
------------------------------------------- -------------- ---------------- --------------- ----------------
Fixed maturity investments                      $ 218,654          $ 9,079           5.5 %      $ 1,712
Other investments                                      --               --            -- %           --
Cash and cash equivalents                          21,209              511           3.2 %           --
------------------------------------------- -------------- ---------------- --------------- ----------------
Total                                           $ 239,863          $ 9,590           5.3 %      $ 1,712
------------------------------------------- -------------- ---------------- --------------- ----------------

(1)  Net investment income is net of investment related expenses.

Liquidity and Capital Resources

As of September 30, 1999, total investments and cash were $240.7 million compared to $235.2 million at December 31, 1998. Cash flow from operating activities for the nine months ended September 30, 1999 was $26.3 million with two significant accounts contributing $15.4 million of positive cash flow. All fixed maturity securities in the Company's investment portfolio are classified as available for sale and are carried at fair value. The following table summarizes the fixed maturity investment portfolio as of September 30, 1999.

                                                                                                 Average
U.S. dollars in thousands                            Fair          Duration        Market        Credit
                                                     Value         (Years)           Yield       Rating
------------------------------------------------ -------------- --------------- -------------- ------------
Corporate securities                                 $ 123,864       3.0               6.9 %       A+
U.S. treasury securities and obligations of
     U.S. government corporations and agencies
                                                        22,476       1.9               5.2 %      AAA
Mortgage & Asset backed securities                      16,392       3.2               7.3 %      AAA
Obligations of states and political
     subdivisions                                       17,984       2.3               6.6 %      AAA
Foreign currency debt securities                        14,464       3.9               4.7 %      AAA
------------------------------------------------ -------------- --------------- ------------- -------------
Total                                                $ 195,180       2.9               6.5 %       AA
------------------------------------------------ -------------- --------------- ------------- -------------

By comparison, at December 31, 1998, the fixed maturity investment portfolio analysis was as follows:

                                                                                                 Average
U.S. dollars in thousands                            Fair          Duration        Market        Credit
                                                     Value         (Years)           Yield       Rating
------------------------------------------------ -------------- --------------- -------------- ------------
Corporate securities                                  $138,727       3.1               5.7 %       AA
U.S. treasury securities and obligations of
     U.S. government corporations and agencies
                                                        31,698       1.5               4.4 %      AAA
Mortgage & Asset backed securities                       9,232       0.8               5.8 %      AAA
Obligations of states and political
     subdivisions                                       24,647       2.3               5.9 %       AA
Foreign currency debt securities                         8,083       3.4               3.5 %       AA
------------------------------------------------ -------------- --------------- ------------- -------------

Total                                                 $212,387       2.6               5.2 %       AA
------------------------------------------------ -------------- --------------- ------------- -------------

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

The Company expects that its financial and operational needs for the foreseeable future will be met by funds generated from operations and from liquidating a small percentage of its investment portfolio. The Company expects to remain highly capitalized after any near-term investment portfolio liquidation.

Shareholders' equity as of September 30, 1999 was $214.7 million compared to $244.8 million at December 31, 1998. The major factors contributing to the decrease in shareholders' equity included $15.7 million of net losses, the Company's repurchase of $5.8 million of its common shares, net unrealized investment losses of approximately $4.9 million and the Company's declaration of cumulative dividends of $0.24 per common share. Book value per common share decreased to $16.11 as of September 30, 1999 from $17.58 as of December 31, 1998.


Current Developments

A quarterly cash dividend of $0.08 per share was declared on November 8, 1999 by the Company's Board of Directors, payable on December 8, 1999 to common shareholders of record on November 22, 1999.

In March 1999, Odyssey Re instituted an action in New York against a broker, Stirling Cooke Brown, alleging fraud and violation of U.S. racketeering statutes on the reinsurance placement of 1997 and 1998 Personal Accident and Workers Compensation "carve out" business with Odyssey Re. On or about July 1, 1998, ESG accepted a 25% quota share reinsurance treaty with Odyssey Re (UK) retroactive to January 1, 1998. This treaty covers various reinsurance contracts underwritten by Odyssey Re (UK) and retroceded to ESG. Among these cedants are various insurance companies involved in the litigation Odyssey Re instituted in New York over 1997 and 1998 business. This treaty terminated as of December 31, 1998 but ESG renewed its participation for 1999 directly to one of those cedents. The Company continues to investigate its position regarding possible misrepresentation and failure to disclose material facts and is unable at this time to determine the amount of its exposure and the possible effect upon the Company's business, financial condition or results of operation.

During the quarter the Company extended further loans to COMED, the new German healthcare association which the Company helped to establish, under the loan facility of $12 million provided in December 1998. At September 30, 1999, $2.7 million is outstanding under this facility and is fully provided for. The ability of COMED to repay the loan is dependent on its ability to generate sufficient revenues from members. Under the terms of the loan agreement, the Company has the right to refuse any further disbursements where the ability of COMED to repay the loan is in doubt.

The Company has repurchased 695,400 shares of its common stock, equivalent to 5% of the outstanding shares of ESG Re Limited under its Common Stock Repurchase Program as of October 31, 1999. The average purchase price was $9.79. On October 6, 1999, the Company authorized the repurchase of an additional 1,000,000 common shares.

On September 10, 1999, John C Head was appointed Chief Executive Officer of the Company, effective October 1, 1999, following the resignation of Wolfgang Wand effective September 30, 1999; Edward Tilly, formerly a non-executive director of the Company was appointed Deputy Chairman; and Steven Debrovner was appointed Chief Executive Officer of the Reinsurance division, having previously been Chief Marketing and Underwriting Officer of the Company. Dr. Gerald Moeller was appointed Chief Executive Officer of the Health Care Division on July 1, 1999. The Company announced the departure of Renate Nellich, President and CEO of ES North America, ESG's marketing and underwriting manager in Toronto, Canada, effective November 5, 1999. Marty Hatfield, Senior Vice President, Marketing, Underwriting and Claims, will assume the role of Regional Executive for North America.

On November 11, 1999, the Company was notified that Standard & Poor's lowered the long term counterparty credit and insurer financial strength ratings of the Company's reinsurance subsidiaries from single-A-minus (strong) to triple-B
(good). Standard & Poor's cited (i) weak earnings performance in the North American market, (ii) concerns over internal control mechanisms and wide-scale changes in its management team, and (iii) a departure from its original business development strategy as the motivating factors behind its decision. However, the rating agency listed the Company's extremely strong current capitalization as a mitigating factor in its decision. The Company expects to return to its original business development strategy by refocusing its underwriting efforts on certain markets other than the North American market in the future.


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

The Company has completed this initiative.

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

PART II   OTHER INFORMATION

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

(a)  Exhibits

         Exhibit 11.1      Computation of Earnings Per Share

         Exhibit 15.1      Consent of Deloitte & Touche

         Exhibit 27.1      Financial Data Schedule

(b)  Report on Form 8-K

The Company filed one report on Form 8-K during the reporting period on September 10, 1999 to announce the resignation of Mr. Wolfgang Wand as Chief Executive Officer and Director and the appointment of Mr. John C Head as his replacement as Chief Executive Officer. The Company also announced the election of Edward A. Tilly as Deputy Chairman and the appointment of Steven Debrovner as Chief Executive of the Company's reinsurance operation. The Company also announced that it has decided to expense currently all costs associated with its health care initiatives in a charge of up to $7 million.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 15, 1999

                                      ESG RE LIMITED

                                      By:  /s/ Joan H. Dillard
                                           -------------------------------
                                      Name: Joan H. Dillard
                                      Title: Chief Financial Officer