Form 10-K
period 1999-12-31
ESG RE LTD
filed 2000-03-30
CIK 1049624

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        COMMISSION FILE NUMBER 000-2348\
                             ---------------------

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

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 24, 2000, was $50,730,120.75 based on the closing price of $4.25 on that date.

    The number of the Registrant's common shares (par value $1.00 per share) outstanding as of March 24, 2000, was 11,936,499.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Certain portions of the Definitive Proxy Statement in connection with the 2000 Annual General Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1999, are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

    Unless the context requires otherwise, references herein to the "Company" or "ESG Re" include ESG Re Limited and the subsidiaries through which it operates. All references to the Company prior to the closing of its initial public offering on December 12, 1997 are to the Company's reinsurance management business, which was conducted through its subsidiary, European Specialty Group Holding AG ("ESG Germany") and its subsidiaries (together with ESG Germany, "ES Management").

NOTES ON FORWARD-LOOKING STATEMENTS

    This discussion contains forward-looking statements regarding future profit levels, premium growth, cash flows and other matters, which involve risks and uncertainties that may affect the actual results of operations of the Company. The following important factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: claims frequency, claims severity, economic activity, competitive pricing, and the regulatory environment in which the Company operates.

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

    ESG Re Limited was formed on August 21, 1997, under the laws of Bermuda. The Company, through its wholly owned direct and indirect subsidiaries, European Specialty Reinsurance (Bermuda) Limited ("ES Bermuda"), European Specialty Reinsurance (Ireland) Limited ("ES Ireland") and European Specialty Ruckversicherung AG ("ES Germany"), is a specialty reinsurer providing innovative risk solutions and capacity on a global basis in the fields of accident, health, life and special risk reinsurance to insurers and selected reinsurers. On December 12, 1997, the Company raised gross proceeds of $257 million in a private placement and initial public offering (the "Offerings"). The net proceeds from the Offerings of the Company's common shares in December 1997 provided the capitalization for the Company to assume reinsurance risks.

    In June 1998, the Company incorporated Accent Insurance Company Ltd. ("Accent") in Ireland, enabling it to offer its products on a pan-European basis directly to its insured parties.

    In the former Soviet State of Georgia, ESG Re has helped to establish one of the first locally-managed insurance companies to be run along Western business standards, supplying a range of innovative products and services, extensive management and training support, technical expertise and capital funding. The Company has also established operations in the Latin American market and has increased its presence in the London, North American, and Asian markets. In June 1998, the Company increased its investment in SportSecure GmbH, a reinsurance intermediary specializing in sports and entertainment risks, giving the Company a majority ownership interest.

    In November 1998, the Company established a global support center (the "Shared Services Center") in Dublin, Ireland. Corporate functions operating from the Shared Services Center include operating and administrative functions such as underwriting, claims management, systems and technology, finance and accounting, human resources and policy administration.

    In December 1998, the Company initiated the creation of a non profit healthcare service association, COMED, in the German market. Member services include physician referrals, a medical information hotline, second opinion services and access to disease management advisors. ESG has supported the formation and development of COMED by extending a credit facility of $12 million to fund start-up operations. As of December 31, 1999, $3.2 million has been advanced to COMED under this facility and was fully provided for. The ability of COMED to repay the loan is dependent on its ability to generate sufficient revenues from members. The initial marketing strategy of COMED was to carry out direct marketing programs to the general public, which failed to develop significant members.

In recent months, the approach has been to attract members through direct contact with public and private sick funds, the German equivalent of HMO's. This has not yet led to any formal agreement with sick funds to offer COMED services to its members. Under the terms of the loan agreement, the Company has the right to refuse any further disbursements where the ability of COMED to repay the loan is in doubt.

    In December 1998, the Company incorporated
Vermittlungs-Beratungs-und-Beteiligungs GmbH ("VBB") as a founding member of COMED and Institut fur Praeventivmedizin & Techologie GmbH ("IPT") as a technology and service provider to COMED.

    In June 1999, the company launched a new business unit focused on the growing health care management and technology field. The health care division ("ESG Health") is aimed at developing and distributing disease management programs, cardiovascular programs and other telemedicine applications. This division will encompass the Company's on-going relationship with COMED, together with the activities of IPT and VBB. In February 2000, the Company incorporated VBB Bermuda Limited, a holding company in Bermuda. This company will be the holding company of the Company's health care division. In addition, during March 2000, the Company completed the acquisition of Innovacare GmbH, a disease Management Company based in Munich, Germany. The purchase price was $5.9 million.

    The company expects to divest a portion of the health care division in 2000 through raising external capital to fund the venture. Extensive review by outside consultants and the senior management recruited by the Company from the pharmaceutical/disease management industry indicates substantial growth opportunities for the division in the European and North American markets. The Company is in negotiation with outside parties to take an initial equity stake in the division as the first step in reducing the Company's equity interest to a significant non-controlling equity investment in the venture.

    In June 1999, the Company acquired a majority equity interest in Health Benefits Consultants Company Limited, a third party administrator of medical and personal accident insurance products in Thailand and a 75% equity interest in PT International Health Benefits Pty., a third party administrator of medical and personal accident insurance products and an insurer of limited managed care insurance products in Indonesia. These two companies have extensive provider networks in their countries of operation and provide ESG with a platform to promote medical insurance products throughout South East Asia.

MARKET GROWTH

    The Company believes that it is well positioned to benefit from market growth developments because of its reputation as a recognized lead underwriter, risk-oriented approach and far-ranging and well-established relationship network. ESG Re believes that its reinsurance markets are currently experiencing significant growth as a result of: (i) the worldwide trend of transferring social security and national health responsibility to the private sector; (ii) increasing insurance demand accompanying economic growth in emerging markets in Eastern Europe, Asia and Latin America; (iii) the deregulation of certain European markets as a consequence of new trade directives from the European Union enabling the introduction of new products; and (iv) increasing individual morbidity and decreasing mortality within large demographic segments of the population.

BUSINESS STRATEGY

    The Company's strategy places an emphasis on underwriting profitability rather than market share. To meet this objective, the Company has ceased writing North American medical business through its London market operation.

    The Company intends to achieve its growth objectives through the following strategic initiatives:

PRODUCTS AND SERVICES

    Management believes that customers recognize the Company as a provider of "intelligent reinsurance" through innovative insurance products and services. ESG Re intends to maintain its competitive advantage by developing reinsurance products and services that are tailored to the needs of particular markets and by working closely with primary insurers and insureds to implement loss control techniques. The Company intends to (i) introduce and implement managed care techniques in selected European markets where these techniques have been underutilized; (ii) create private medical care and insurance products for emerging markets within Eastern Europe, Latin America and Asia; and (iii) expand occupational injury and health reinsurance programs in Scandinavia. Consistent with its practice and experience, ESG Re offers reinsurance of health risks in conjunction with loss-reducing products and services. The Company expects that its ceding clients will assist with the use and implementation of such products and services because of their favorable impact on claims expenses.

FOCUS ON HIGH GROWTH MARKETS

    ESG Re will focus its health insurance underwriting activities on markets with high growth potential in developing areas such as Latin America and Asia. The Company will also target selected developed markets for the introduction of innovative products.

BUSINESS SEGMENTS

    The Company has two business segments, Reinsurance and Health Care. The Company's health care division was established in 1999 and its results are included in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." This division does not encompass any specific lines of business.

    The major lines of business of the Company's reinsurance division includes medical expense, personal accident and disability, credit, life and special risk reinsurance. ESG Re's gross premiums written in 1999 totaled $333.4 million (1998: $199.9 million; 1997: $26.1 million). The breakdown of gross premiums written for the years ended December 31, 1999, 1998 and 1997 by major lines of business was as follows:

                                                           1999       1998       1997
                                                         --------   --------   --------
Medical Expense........................................    75.7%      59.6%      38.2%
Personal Accident and Disability.......................    19.9%      26.1%      35.8%
Credit.................................................     0.5%       6.2%      24.5%
Life...................................................     2.1%       5.5%        --%
Special Risk...........................................     0.8%       2.6%       1.5%
Other..................................................     1.0%        --%        --%
                                                          -----      -----      -----
Total..................................................   100.0%     100.0%     100.0%
                                                          =====      =====      =====

    Further segment information is disclosed in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

    ESG Re encourages its ceding clients through regular client meetings and audits to employ stringent cost control and loss prevention measures, such as managing a patient's choice of doctors and hospital networks, reducing benefit utilization and reducing claims frequency. The Company introduces selected managed care concepts in Europe and emerging insurance markets through "intelligent reinsurance" (i.e., the combination of capacity, system and data management support and the application of preventative loss control). The Company believes insurance companies in these markets are receptive to managed care since these companies often have limited experience with modern cost-containment measures.

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

    In the area of health reinsurance, ESG Re has focused its underwriting activities on both highly developed markets, like Europe and North America, and less developed markets with high growth potential, like Latin America.

PERSONAL ACCIDENT

    Personal accident reinsurance covers death and dismemberment, disability, loss of license and special coverages for credit card issuing corporations relating to injuries to card holders. The reinsurance of non-traditional risks, such as tailor-made coverage for occupational injuries, also comprises an important part of ESG Re's personal accident reinsurance business. The Company favors the "local approach" to personal accident reinsurance (i.e., it acquires direct knowledge of the underlying business by establishing personal relationships and transacting business directly with the ceding clients or local brokers in the country of origin). ESG Re focuses its business in areas in which it has detailed knowledge of local culture, insureds' behavior, market conditions and other risk elements, since such knowledge allows the Company to assess and price risk appropriately.

CREDIT/LIFE

    ESG Re provides credit reinsurance for defaults resulting from the perils of death, accident, disability and unemployment. ESG Re has considerable experience underwriting credit/life reinsurance in the American, French and Scandinavian markets. In 1998, the Company entered the German and selected other European markets for credit/life reinsurance, applying the same underwriting practice it has employed in its existing markets (with the necessary adaptations for local markets). In 1998, the Company began underwriting activities in the area of traditional life reinsurance, initially limited to developing markets. Because the Company does not intend to compete with established insurers and reinsurers in long-term life insurance or investment-related life products, it seeks to offer these products in less established markets.

SPECIAL RISK

    Special risk reinsurance includes insurance with unique risk characteristics, such as sports disabilities, sports and entertainment contingency, non-appearance, cancellation and abandonment.

UNDERWRITING

    The Company employs a disciplined, analytical and forward-looking approach to underwriting in order to maximize underwriting profitability. On certain contracts, primarily in North America, the Company's financial results have been negatively impacted by not maintaining adherence to this underwriting approach. This led to the Company's decision to cease writing North American medical business through the London market and to re-evaluate its other North American medical programs. The Company intends to construct a portfolio of reinsurance contracts in the personal and special risk markets that maximizes shareholders' return on equity, subject to prudent risk constraints.

    ESG Re's future success rests squarely on its ability to generate consistent underwriting profits. Management believes that its strategy of "intelligent reinsurance" provides the appropriate tools for achieving the Company's mission. ESG Re's products and services also serve to enhance the persistency of the portfolio, which in turn supports long-term profitability. With an emphasis on underwriting profitability, the Company has cancelled contracts with ceding companies when underwriting profits were not in line with expectations.

    Underwriting new and renewal business is conducted on a risk-by-risk basis, with consideration given to the general direction of rates, policy terms, loss histories and future exposures, ESG Re's acceptance limits and general book of business. As part of its underwriting process, the Company focuses on the reputation of the proposed ceding company, the likelihood of establishing a long-term relationship, the geographic area in which the ceding company conducts business and the ceding company's market share. The Company reviews historical loss data in order to compare the ceding company's historical loss experience to industry averages, as well as the perceived financial strength of the ceding company. Over time, the Company has developed its own manuals that serve as a detailed underwriting guideline.

    The Company protects its portfolio by effecting non-proportional reinsurance coverage in various layers to protect against large individual and aggregate losses and risks of known and unknown concentration. In addition, the Company will continue to effect proportional coverage on underwritten risks that might have fluctuating results.

    The Company, together with co-reinsurers, provides the following gross capacities:

Medical Expense..............................  $5 million lifetime benefit per person

Personal Accident and Disability.............  $5 million any one person and $30 million in accumulated losses from any one known event

Credit/Life..................................  $5 million any one person

Special Risk.................................  $10 million any one event or series of events

    The Company does not intend to expose itself to risk for any individual in excess of $500,000 for personal accident, special risk, medical, life and credit/life reinsurance, $1 million for any one known accumulation and $2,500,000 for contingency for major events, prior to additional reinsurance.

CLAIMS

    Normally, a reinsurer is not actively involved in claims handling. It is the task of the ceding client to adjust the original losses and settle claims made by its direct insureds. To the extent possible, the

Company's approach differs from other reinsurers in that it actively seeks to reduce claim costs in most of its medical expense reinsurance lines while its reinsurance policies are in effect.

    The Company's claims handling assistance, particularly for complicated cases, has proven in many instances to be successful in significantly reducing loss ratios of ceding clients' portfolios in comparison to their loss ratios before ESG Re's involvement. Involvement in claims handling also will allow the Company to be constantly aware of claims development in the health care field and to establish reserves more accurately at an early point in time. These claims support techniques have also proven to be an important tool in the acquisition of new business.

    Depending on the experience and the retention of the ceding client and the extent of non-proportional reinsurance made available, the Company it will require either claims control or claims co-operation clauses in the reinsurance treaties it negotiates. Claims control clauses allow the reinsurer to determine the extent to which a claim will be paid, whereas claims co-operation clauses require the agreement of the insurer and reinsurer to jointly determine the extent to which a claim will be paid. These clauses may improve the claims performance of a ceding client, which might not be sufficiently experienced in dealing with complex issues.

    The Company performs audits at its ceding clients where deemed necessary. Such audits may include underwriting, claims, financial, and systems audits. Qualitatively, such audits test compliance and discover weaknesses in the reporting and reserving system of a ceding client and thereby help the ceding client to arrive at a realistic and timely methodology to evaluate risk exposure.

OPERATIONS

    The Company has structured its reinsurance underwriting operations according to business lines. Underwriters are responsible for underwriting the business according to internal guidelines and procedural and underwriting manuals, as well as for supervising claims and handling claims subsequent to entering into the contracts. Business is monitored monthly by the actuarial department. The Company's management and underwriting information system provides a current database for individual and general risk assessment.

    In November 1998, the Company established a Shared Services Support Centre in Dublin, Ireland, providing centralised global operational support for insurance administration, finance, systems and human resources. This center established the operating platform necessary to support and enhance the Company's accelerated growth and development, to supply value-added leading edge services and to enable the Company to contain future costs in an increasingly competitive marketplace.

RESERVES

    The Company expects that, due to the short-tail nature of personal and special risk reinsurance claims, most claims under its treaties will generally become known and ascertainable within approximately 12 to 24 months from the date the insurance policy is written. However, a portion of the Company's business, written and classified as typical "London market business," generally takes longer to develop. The majority of the Company's reinsurance contracts permit annual adjustment of terms.

    The reserve for unpaid losses and loss adjustment expenses includes an estimate of reported case reserves and an estimate for losses incurred but not reported. Case reserves are estimated based on ceding company reports and other data considered relevant to the estimation process. The liability for losses incurred but not reported is based to a large extent on the expectations of ceding companies about ultimate loss ratios at the inception of the contracts, supplemented by industry experience and the Company's specific historical experience where available. As the Company has limited specific historical experience on a significant number of its programs on which to base its estimate of losses incurred but not reported, its reliance on ceding company expectations and industry experience is necessarily increased, which increases the uncertainty involved in the loss estimation process. The reserves as established by management are reviewed periodically, and adjustments are made in the periods in which they become known. Although management believes that an adequate provision has been made for the liability for losses and loss expenses based on all available information, there can be no assurance that the ultimate losses will not differ significantly from the amounts provided.

INVESTMENTS

    As of December 31, 1999, the Company's cash and invested assets totalled $221.5 million. The Company has developed specific investment guidelines for the management of its investment portfolio. Although these guidelines stress diversification of risk, preservation of capital and market liquidity, investments are subject to market risks and fluctuations, as well as to risks inherent in particular securities. The Company's primary investment objective for the portfolio is to preserve the capital assets of the Company while achieving a total return commensurate with market conditions.

    The Company has allocated up to $25 million to fund "other investments." Other investments represent equity investments in, and loans to, reinsurance related enterprises, ceding companies or distribution channels that are expected to generate or secure additional profitable business for the Company. At December 31, 1999, ESG Re had invested $15.7 million primarily into five such enterprises with a further $2 million invested in its majority owned Georgian subsidiary, IMEDI L. Insurance Company Limited ("IMEDI"). In March 2000, the Company completed the acquisition of Innovacare GmbH, a disease management company based in Munich, Germany. The Company has outstanding loan commitments of $10.8 million as at December 31, 1999, of which $8.8 million was to COMED. The Company has approved a plan to divest itself of a majority interest in its health care division in 2000, which includes the activities of COMED. The Company intends therefore to limit further loan contributions to COMED to ensure that the Company does not exceed its $25 million fund for other investments.

    In 1997, the Company entered into an Investment Advisory Agreement with Head Asset Management L.L.C. to supervise and direct the investment of the Company's asset portfolio in accordance with, and subject to, the investment objectives and guidelines established by the Company. Pursuant to the terms of the Investment Advisory Agreement, the Company will pay a fee, payable quarterly in arrears, equal to 0.25% per annum of the first $200 million of assets under its management declining to 0.15% per annum of the assets under its management, in excess of $200 million. The investment advisory Agreement may be terminated upon 90 days written notice by the investment advisor or by the Company on five days notice or upon shorter notice upon mutual written agreement by the parties. See "Certain Relationships and Related Transactions." The performance of, and the fees paid to, the Investment Advisor has been and will continue to be reviewed periodically by the Board of Directors.

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

EQUITY SECURITIES AND REAL ESTATE

    In August 1999, the Company modified its investment policy to allow up to 10% of its investment assets to be held in equity securities. Private equity investments ("strategic investments") have been placed with strategic partners in order to support ESG Re's core business or to secure distribution. The Company does not intend to invest in real estate other than for its own use.

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

COMPETITION

    The reinsurance industry is highly competitive. The Company competes with other reinsurers, some of which have substantially greater financial, marketing, and management resources than the Company. It may also compete with new market entrants in the future. Management believes that virtually all major reinsurers write personal accident business, mainly through their property and casualty departments. A smaller number engage also in the fields of health, credit/life and special risks. On an international basis, excluding carriers that are predominantly focused on the United States, few reinsurers are considered lead reinsurers in the segments in which ESG Re is active. In other markets, however, certain traditional or domestic reinsurers hold a dominant position, creating highly competitive market conditions.

    Most reinsurers provide capacities for the various classes of personal reinsurance through discrete units or profit centers. ESG Re believes that it will benefit from being a flexible, innovative specialty reinsurer with its focus on personal and special risk reinsurance (allowing specialized risk solutions from one source).

EMPLOYEES

    As of March 15, 2000, the Company had 183 employees, excluding the Company's operations in Tbilisi, Georgia. None of these employees is represented by a labor union. The Company expects to add additional underwriting, marketing and administrative staff consistent with the implementation of the Company's business plan. The Company believes that its employee relations are generally good.

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

    The Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework are set out below.

    CANCELLATION OF INSURER'S REGISTRATION. An insurer's registration may be cancelled by the Minister of Finance on certain grounds specified in the Act, including failure of the insurer to comply with its obligations under the Act or if, in the opinion of the Minister of Finance, after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

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

    Other than the area of primary insurance, reinsurance has been largely liberalized. Consequently, except as set forth below, there are no detailed regulations for reinsurers under the law of the European Union or Germany.

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

    REGULATION. The Georgian Parliament adopted an Insurance Regulation in 1996 regarding foreign ownership and capitalization requirements. Specific laws governing automobile third party liability insurance and compulsory fire insurance were introduced in 1997 and 1999 respectively. Regulation is carried out by the Insurance State Supervision Service.

    MINIMUM CAPITAL REQUIREMENTS: The minimum capital requirement for an insurance company to underwrite most lines of insurance is GEL500 thousand. For a company carrying out life insurance, the requirement is increased to GEL600 thousand and to GEL1 million for a company carrying out pension insurance.

UNITED STATES AND OTHER

    The Company is not admitted to do insurance or reinsurance business in any jurisdiction except Bermuda, Ireland, Germany, Indonesia and Georgia. The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance within their jurisdictions by alien insurers, such as the Company, which are not admitted to do business within such jurisdictions. With some exceptions, such sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited. The Company does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction where the conduct of such activities would require that the Company be so admitted and the Company is not so admitted.

ITEM 2. PROPERTIES

    ESG Re and its subsidiaries lease office space in Bermuda, Dublin, Hamburg, Toronto, Miami, Hong Kong, Singapore, Taiwan, Sydney, Bangkok, Jakarta and London and own an office located in the Soviet State of Georgia. The owned property is currently valued at $290,000. All of these properties are for the Company's reinsurance division. The Company believes its space is adequate to meet its current and expected needs. The Company's health care division is provided with office space at the Company's offices in Hamburg.

ITEM 3. LEGAL PROCEEDINGS

    ESG Re and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. ESG Re does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

                                    PART II.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Since December 12, 1997, the common stock of the Company has been traded on NASDAQ under the symbol ESREF. The high and low market prices of the Company's common stock for each fiscal quarter since December 12, 1997 were as follows:

                                                                HIGH       LOW
                                                              --------   --------
From December 12 to December 31, 1997.......................   $23.88     $21.50
From January 1 to March 31, 1998............................   $28.88     $21.00
From April 1 to June 30, 1998...............................   $27.50     $19.88
From July 1 to September 30, 1998...........................   $23.88     $13.50
From October 1 to December 31, 1998.........................   $21.25     $12.75
From January 1 to March 31, 1999............................   $22.25     $15.63
From April 1 to June 30, 1999...............................   $20.06     $14.00
From July 1 to September 30, 1999...........................   $16.75     $ 8.63
From October 1 to December 31, 1999.........................   $ 9.38     $ 5.13

NUMBER OF RECORD HOLDERS OF COMMON STOCK

    The number of record holders of the common stock of the Company as of March 15, 2000 was 116.

DIVIDEND HISTORY AND RESTRICTIONS

    The dividend history of the Company for each fiscal quarter since December 12, 1997 is as follows:

DIVIDEND        DATE           DATE RECORD OF
DECLARED      DECLARED          SHAREHOLDERS          DATE PAID
--------  -----------------   -----------------   -----------------
 $ 0.075  March 9, 1998       March 28, 1998      April 3, 1998
 $ 0.075  May 4, 1998         May 18, 1998        May 27, 1998
 $ 0.075  August 6, 1998      August 20, 1998     September 1, 1998
 $ 0.075  November 10, 1998   November 23, 1998   December 1, 1998
 $  0.08  February 25, 1999   March 15, 1999      March 22, 1999
 $  0.08  May 7, 1999         May 24, 1999        June 4, 1999
 $  0.08  August 10, 1999     August 23, 1999     September 8, 1999
 $  0.08  November 8, 1999    November 22, 1999   December 8, 1999
 $  0.08  February 25, 2000   March 15, 2000      March 30, 2000

    The Company's dividend policy is reviewed quarterly by the Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth the selected consolidated financial data for ESG Re Limited and subsidiaries. The financial statements included herein represent the financial performance and results of the Company as a reinsurer for the years ended December 31, 1999 and 1998, as a reinsurer and reinsurance management company for the year ended December 31, 1997 and as a reinsurance management company only for the years prior to 1997.

YEARS ENDED DECEMBER 31                               1999       1998       1997          1996       1995
-----------------------                             --------   --------   --------      --------   --------
                                                        U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA
CONSOLIDATED OPERATING DATA
Gross managed premium.............................  $348,265   $224,204   $100,000           --         --
Net premiums written..............................   313,638    195,578     25,392           --         --
Net premiums earned...............................   249,553     98,841     13,411           --         --
Investment income.................................    13,575     12,930        598          186         --
Total revenues....................................   263,481    115,827     17,839        4,055      4,665
Losses and loss expenses..........................   200,016     61,364      7,449           --         --
Acquisition costs.................................    66,230     26,714      4,693           --         --
Class B Warrants expense..........................        --         --      3,626           --         --
Administrative Expenses--Insurance Division.......    26,490     11,965      7,736        4,062      4,221
Administrative Expenses--Health Care Division.....    11,924         --         --           --         --
Total expenses....................................   304,660    100,043     23,504        4,062      4,221
Net underwriting (loss)/income....................   (16,693)    10,763      1,269           --         --
  Loss ratio......................................      80.2%      62.1%      55.5%          --         --
  Acquisition ratio...............................      26.5%      27.0%      35.0%          --         --
  Loss and acquisition ratio......................     106.7%      89.1%      90.5%          --         --
Net (loss) income.................................   (41,994)    14,522     (5,096)        (163)       146
Basic net (loss) income per share.................     (3.17)      1.04      (4.11)       (1.38)        --
Diluted net (loss) income per share...............     (3.17)      1.03      (4.11)       (1.38)        --
Dividends declared per share......................  $   0.32   $   0.30   $     --       $   --     $   --

CONSOLIDATED BALANCE SHEET DATA
Investments and cash..............................  $221,549   $235,246   $236,976       $   15     $   33
Reinsurance balances receivable...................   276,112    168,274     25,785           --         --
Total assets......................................   605,684    466,373    283,553        7,446      2,683
Unpaid losses and loss expenses...................   136,935     44,379      7,846           --         --
Unearned premiums.................................   181,127    111,884     12,168           --         --
Total shareholders' equity........................   176,815    244,841    234,375         (489)      (152)
Book value per share..............................     15.24      17.58      16.83           --         --

COMMON STOCK PRICE RANGE
High..............................................  $  22.25   $  28.75   $  23.88(1)    $   --     $   --
Low...............................................  $   5.13   $  12.75   $  21.50(1)    $   --     $   --

------------------------

(1) 1997 stock prices are for the period from December 12, 1997, the date of the initial public offering, to December 31, 1997. The initial public offering price was $20.00 per share.

    The Company declared a dividend on February 25, 2000 of $0.08 per common share to be paid March 30, 2000 to the shareholders of record on March 15, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OF ESG RE LIMITED AND ITS SUBSIDIARIES ("THE COMPANY" OR "ESG"). THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

GENERAL

    The Company is a specialty reinsurance enterprise providing accident, health, life and related special risk reinsurance to insurers and selected reinsurers on a worldwide basis and, underwriting management services to co-reinsurers.

    In December 1997, the Company raised gross proceeds of $257 million in a private placement and an initial public offering (the "Offerings"). As a result of obtaining this capital, the Company is able to assume reinsurance risks for its own account. Prior to the Offerings, the Company operated solely as a reinsurance management services company.

    In June 1998, the Company incorporated Accent Europe Insurance Company Ltd. ("Accent"), a direct insurance company in Ireland. With current capitalization of $15 million, Accent offers health and accident products on a pan-European basis to its insured parties.

    In June 1998, the Company increased its investment in SportSecure GmbH ("SportSecure"), a reinsurance intermediary specializing in sports and entertainment risks. ESG holds a majority ownership in SportSecure.

    In November 1998, the Company established a global support center (the "Shared Services Center") in Dublin, Ireland. Corporate functions operating from the Shared Services Center include operating and administrative functions such as underwriting, claims management, systems and technology, finance and accounting, human resources and policy administration.

    In December 1998, the Company initiated the creation of a non profit healthcare service association, COMED, in the German market. Member services include physician referrals, a medical information hotline, second opinion services and access to disease management advisors. ESG has supported the formation and development of COMED by extending a credit facility of $12 million to fund start-up operations. As of December 31, 1999, $3.2 million has been advanced to COMED under this facility and were fully provided for. The ability of COMED to repay the loan is dependent on its ability to generate sufficient revenues from members. The initial marketing strategy of COMED was to carry out direct marketing programs to the general public, which failed to develop significant members. In recent months, the approach has been to attract members through direct contact with public and private sick funds, the German equivalent of HMO's. This has not yet led to any formal agreement with sick funds to offer COMED services to its members. Under the terms of the loan agreement, the Company has the right to refuse any further disbursements where the ability of COMED to repay the loan is in doubt.

    In December 1998, the Company incorporated
Vermittlungs-Beratungs-und-Beteiligungs GmbH ("VBB") as a founding member of COMED and Institut fur Praeventivmedizin & Techologie GmbH ("IPT") as a technology and service provider to COMED.

    In June 1999, the company launched a new business unit focused on the growing health care management and technology field. The health care division ("ESG Health") is aimed at developing and distributing disease management programs, cardiovascular and other telemedicine applications. This division will encompass the Company's on-going relationship with COMED, together with the activities of IPT and VBB. In February 2000, the Company incorporated VBB Bermuda Limited, a holding company in Bermuda for the health care division. In addition, during March 2000, the Company completed the acquisition of Innovacare GmbH, a disease Management Company based in Munich, Germany. The purchase price was $5.9 million.

    The company expects to divest a portion of the health care division in 2000 through raising external capital to fund the venture. Extensive review by outside consultants and the senior management recruited by the Company from the pharmaceutical/disease management industry indicates substantial growth opportunities for the division in the European and North American markets. The Company is in negotiation with outside parties to take an initial equity stake in the division as the first step in reducing the Company's equity interest to a significant non-controlling equity investment in the venture

    In June 1999, the Company acquired majority ownership of Health Benefit Consultants Ltd., a third party administrator of medical and personal accident insurance products in Thailand and PT International Health Benefits, a third party administrator of medical and personal accident insurance products and an insurer of limited managed care insurance products in Indonesia. The cost of these companies was not material. These two companies have established and manage extensive provider networks in their countries of operation and will provide ESG with a solid platform to promote medical insurance products throughout South East Asia.

    The Company initiated a stock repurchase program in May 1999 to actively manage its capital base. As of March 23, 2000, the Company has repurchased 2,612,800 shares of its common stock, equivalent to 18.0% of the outstanding shares of ESG Re Limited under its Common Stock Repurchase Program. The average purchase price was $6.82. The Company can buy a further 83,391 shares of its common stock under the existing program.

    The December 31, 1999 and 1998, financial statement results included herein reflect the Company's financial performance as a reinsurance company. The December 31, 1997 financial statement results reflect the Company's financial performance as a reinsurance company and as a reinsurance management services company.

CONSOLIDATED RESULTS OF OPERATIONS

    Consolidated results of operations reflect the combined results of operations of the Company's reinsurance and health care divisions. Consolidated results of operations for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                U.S. DOLLARS IN THOUSANDS
                                                                  EXCEPT PER SHARE DATA
Net underwriting (loss) income before allocated
  administrative costs......................................  $(16,693)  $10,763    $ 1,269
Management fee revenue......................................     2,532     1,894      3,830
Net investment income.......................................    13,575    12,930        598
Loss on equity investments..................................      (205)       --         --
Net realized investment (losses) gains......................    (1,974)    2,162         --
Administrative expenses and taxes...........................    39,229    13,227      7,167
Class B Warrants expense....................................        --        --      3,626
Net income (loss)...........................................   (41,994)   14,522     (5,096)
Net income (loss) per share.................................     (3.17)     1.04      (4.11)
                                                              --------   -------    -------

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    The Company reported net loss of $30.4 million for 1999 from its reinsurance division, compared to a net profit of $14.5 million for 1998. The Company's health care division established in 1999 had losses of $11.6 million. The Company has approved a plan to divest a majority interest in its Health Care Division in 2000 through raising external capital to fund the venture. The Company expects to maintain a significant non-controlling equity investment in the venture as the Company envisages considerable long term benefit from the unit but significant additional capital is required to fund the major opportunities available in a fast consolidating sector.

    Certain important events occurred during the year including:

1. Management Changes--On September 10, 1999, John C Head III was appointed Chief Executive Officer of the Company, effective October 1, 1999, following the resignation of Wolfgang Wand effective September 30, 1999; Edward Tilly, a non-executive director of the Company was appointed Deputy Chairman; and Steven Debrovner was appointed Chief Executive Officer of the Reinsurance division, having previously been Chief Marketing and Underwriting Officer of the Company. Dr. Gerald Moeller was appointed Chief Executive Officer of the Health Care Division on July 1, 1999. In October 1999, the Company appointed Antony Jeffery as Chief Actuary reporting to Joan Dillard. The Company announced the departure of Renate Nellich, President and CEO of ES North America, ESG's marketing and underwriting manager in Toronto, Canada, effective November 5, 1999. Marty Hatfield, Senior Vice President, Marketing, Underwriting and Claims, was appointed as Regional Executive for North America. In January 2000, the Company appointed Alasdair Davis as Chief Underwriting Officer of the Company reporting to Steven Debrovner. See "Current Developments" included in this filing.

2. Negative impact upon underwriting results due primarily to deterioration of several major North American and European Accounts:

    - A medical quota share contract in Maine covering both 1998 and 1999 underwriting years has developed into a 126% loss and acquisition ratio, resulting in a loss of $4.8 million on the account. This loss was identified in the third quarter of 1999 and the Company has initiated a forensic audit on the account to determine whether the Company has any legal recourse against third parties to recover losses incurred. This account generated $18.9 million in net written premiums to the Company.

    - A large quota share contract covering six ceding companies written in 1998 developed into a 111% loss and acquisition ratio. The negative development was primarily recognized during 1999, as re-pricing of the account in September 1998 did not ultimately prove sufficient to reverse losses from the initial tranche of the account, which incepted in January 1998. The ultimate loss on the account is estimated to be $4.6 million on $42 million in gross written premiums in 1998. This account has been renewed in 1999 on significantly improved terms.

    - A large 1999 medical group health account producing $65 million in gross written premium developed at a 99% loss and acquisition ratio, higher than anticipated at the inception of the risk. The negative development resulted in a deterioration of $2.1 million being reported in the third quarter.

    - A North American medical account written through the London market for the 1998 underwriting year has deteriorated significantly in the fourth quarter. The ultimate loss recognized on the account is $2.3 million of which $1.8 million was recognized in the fourth quarter.

    - A further North American medical account written through the London market for the 1998 and 1999 years had adverse development reported to the Company during January 2000. Although gross premium written by the Company for both years was limited to $0.1 million, the Company has recognized an ultimate loss of $3.2 million equivalent to a loss and acquisition ratio of 3,716%.

    - The significant adverse development on North American medical business in the fourth quarter has resulted in the company adding an additional $6 million to IBNR reserves in the quarter. The Company is confident that adequate reserves have been provided. As part of a realignment of product mix, the Company has ceased writing North American medical business through its London market operation.

    - During the third quarter, the Company added $1.4 million to reserves relating to adverse development in several smaller accounts in North America, written through the Toronto office. No further deterioration in the performance of the business written through the Toronto office occurred during the fourth quarter.

    - A medical account in Latin America produced a loss of $2 million in the fourth quarter. The account was immediately restructured on better terms and pricing.

    - Uncertainties regarding collections raised by slow payments on two accounts in Europe resulted in the establishment of a reserve of $2.0 million in the third and fourth quarters.

    - Reserves were increased by $3.4 million in the fourth quarter on a Personal Accident account in Continental Europe having written premium of $31.4 million for underwriting years 1997, 1998 and 1999 respectively, following receipt of an interim bordereau in February 2000.

3. On November 11, 1999, the Company was notified that Standard & Poor's lowered the long term counterparty credit and insurer financial strength ratings of the Company's reinsurance subsidiaries from single-A-minus to triple-B. Standard & Poor's cited (i) weak earnings in the North American market; (ii) concerns over internal control mechanism and wide-scale changes in the management team, and (iii) a departure from its original business development strategy, as the motivating factors behind its decision. However, the rating agency listed the Company's extremely strong capitalization as a mitigating factor behind its decision.

    On March 8, 2000, the Company was notified that Standard & Poor's lowered the long term counterparty credit and insurer financial strength ratings of the Company's reinsurance subsidiaries to double-B-plus from triple-B. Standard & Poor's again cited the Company's continued weak earnings performance, concerns over internal control mechanisms and the Company's early departure from its original business development strategy. In addition, the reduced capitalization resulting from the loss in the fourth quarter was also raised as a concern.

    The Company expects to return to its original business development strategy by refocusing its underwriting efforts on certain markets other than the North American market. The Company has no plans to exit the North American medical market as premium rates are increasing and the Company expects to generate moderate underwriting profits from business written by its Toronto office. As noted above, as part of the refocus of the group, the Company has ceased writing North American medical business through its London market operation.

4. Anticipated Withdrawal from a Line of Business--The Health Care division recognized $1.6 million in expenses associated with the unsuccessful launch of heart-monitoring technology services. The Company exited this business in the fourth quarter of 1999.

5. The Company recognized an impairment loss of $0.7 million in the fourth quarter in respect of the goodwill recognized by the Company on its investment in SportSecure, a company in which the Company took majority ownership of in 1998. Management changes and declining premium volumes from the special risks line of business contributed to this decision.

REINSURANCE DIVISION

    The results of operations of the Reinsurance Division of the Company for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                U.S. DOLLARS IN THOUSANDS
                                                                  EXCEPT PER SHARE DATA
Net underwriting (loss) income before allocated
  administrative costs......................................  $(16,693)  $10,763    $ 1,269
Management fee revenue......................................     2,283     1,894      3,830
Net investment income.......................................    13,524    12,930        598
Loss on equity investments..................................      (205)       --         --
Net realized investment (losses) gains......................    (1,974)    2,162         --
Administrative expenses and taxes...........................    27,305    13,227      7,167
Class B Warrants expense....................................        --        --      3,626
Net income (loss) from Reinsurance Division.................   (30,370)   14,522     (5,096)
Net income (loss) per share.................................     (2.35)     1.04      (4.11)
                                                              --------   -------    -------

NET UNDERWRITING INCOME

    For the year ended December 31, 1999, the Company managed, on behalf of itself and its co-reinsurers, total premiums of $348.3 million, of which it placed $14.9 million with co-reinsurers and retroceded $19.8 million, resulting in $313.6 million net premiums written. For the year ended December 31, 1998, the Company managed, on behalf of itself and its co-reinsurers, total premiums of $224.2 million, of which it placed $24.3 million with co-reinsurers and retroceded $4.3 million, resulting in $195.6 million net premiums written. The amount placed with co-reinsurers declined to 4.3% of total premiums managed in 1999 compared to 10.8% in 1998, as the Company amended two of its co-reinsurance agreements to enable business from certain markets to be retroceded to the reinsurers. In addition, the Company had one large medical account in North America, contributing $65 million in premium managed, which was retained 100% by ESG.

    Net premiums earned increased by 152% over 1998 due to the Company now being in its second full year of operation, leading to a higher earned to written percentage on normal business. In addition, the Company wrote two accounts during the year with total premium of $76.5 million that had accelerated earnings patterns resulting in all such premium being earned during 1999. Gross and net premiums written and net premiums earned for the 12 months ended December 31, 1999 and 1998 were as follows:

YEARS ENDED DECEMBER 31,                                        1999       1998
------------------------                                      --------   --------
                                                                 U.S. DOLLARS
                                                                  IN MILLIONS
Total premiums managed......................................   $348.3     $224.2
Amount placed with co-reinsurers............................     14.9       24.3
Gross premiums written......................................    333.4      199.9
Retroceded..................................................     19.8        4.3
Net premiums written........................................    313.6      195.6
Net premiums earned.........................................    249.6       98.8
                                                               ======     ======

    Total premiums managed for the 12 months ended December 31, 1999 consisted of the following:

    - New Business--approximately $207 million, or 60.0%, of total premiums managed was generated from new business. Two new accounts contributed $76.5 million of managed premiums and these accounts are non-renewable in 2000.

    - Renewal Business--approximately $141 million, or 40.0%, of total premiums managed was generated from renewal business. This represents a renewal rate of 63% of risks managed in 1998.

    During 1999, the Company had reductions in gross premiums written on the 1998 underwriting year of $1.6 million, equivalent to 0.8% of gross premium written in 1998. This represents differences between estimates made at the time contracts are written and actual amounts as reported by ceding companies. Such changes are recorded in the period in which the actual amounts are determined.

    Underwriting results for the 12 months ended December 31, 1999 and 1998, by line of business and in total, were as follows:

YEAR ENDED DECEMBER 31, 1999        MEDICAL    ACCIDENT   SPECIAL RISK    CREDIT      LIFE      OTHER      TOTAL
----------------------------       ---------   --------   ------------   --------   --------   --------   --------
                                                              U.S. DOLLARS IN THOUSANDS
Gross premiums written...........  $ 252,412   $ 66,514     $ 2,559      $ 1,851    $ 6,934     $3,158    $333,428
Net premiums written.............    240,742     61,549       2,426          714      5,550      2,657     313,638
Net premiums earned..............    188,444     42,443       2,811        3,933      9,593      2,329     249,553
Losses and loss expenses.........   (154,879)   (33,001)       (834)      (2,424)    (8,015)      (863)   (200,016)
Acquisition costs................    (52,874)    (9,287)     (1,086)        (795)    (1,516)      (672)    (66,230)
Operating costs..................    (17,324)    (4,393)       (287)        (421)      (976)      (263)    (23,664)
                                   ---------   --------     -------      -------    -------     ------    --------
Net underwriting income (loss)...  $ (36,633)  $ (4,238)    $   604      $   293    $  (914)    $  531    $(40,357)
                                   =========   ========     =======      =======    =======     ======    ========

YEAR ENDED DECEMBER 31, 1998        MEDICAL    ACCIDENT   SPECIAL RISK    CREDIT      LIFE      OTHER      TOTAL
----------------------------       ---------   --------   ------------   --------   --------   --------   --------
                                                              U.S. DOLLARS IN THOUSANDS
Gross premiums written...........  $ 119,157   $ 52,254     $ 5,120      $12,346    $10,995     $   --    $199,872
Net premiums written.............    117,353     50,814       4,943       11,910     10,558         --     195,578
Net premiums earned..............     40,875     46,038       2,571        4,856      4,501         --      98,841
Losses and loss expenses.........    (24,646)   (29,003)       (859)      (3,448)    (3,408)        --     (61,364)
Acquisition costs................    (14,241)   (10,207)       (906)        (837)      (523)        --     (26,714)
Operating costs..................     (3,584)    (4,036)       (228)        (420)      (534)        --      (8,802)
                                   ---------   --------     -------      -------    -------     ------    --------
Net underwriting income (loss)...  $  (1,596)  $  2,792     $   578      $   151    $    36     $   --    $  1,961
                                   =========   ========     =======      =======    =======     ======    ========

    The operating ratios for the 12 months ended December 31, 1999 and 1998, by line of business and in total, were as follows:

YEAR ENDED DECEMBER 31, 1999        MEDICAL    ACCIDENT   SPECIAL RISK    CREDIT      LIFE      OTHER      TOTAL
----------------------------       ---------   --------   ------------   --------   --------   --------   --------
Loss Ratio.......................       82.2%      77.7%       29.7%        61.6%      83.6%      37.0%       80.2%
Acquisition expense ratio........       28.1%      21.9%       38.6%        20.2%      15.8%      28.9%       26.5%
Loss and acquisition expense
  ratio..........................      110.3%      99.6%       68.3%        81.8%      99.4%      65.9%      106.7%
                                   ---------   --------     -------      -------    -------     ------    --------
Operating expense ratio..........                                                                              9.5%
                                                                                                          --------
Combined ratio...................                                                                            116.2%
                                                                                                          ========

YEAR ENDED DECEMBER 31, 1998        MEDICAL    ACCIDENT   SPECIAL RISK    CREDIT      LIFE      OTHER      TOTAL
----------------------------       ---------   --------   ------------   --------   --------   --------   --------
Loss Ratio.......................       60.3%      63.0%       33.4%        71.0%      75.7%        --%       62.1%
Acquisition expense ratio........       34.8%      22.2%       35.2%        17.2%      11.6%        --%       27.0%
Loss and acquisition expense
  ratio..........................       95.1%      85.2%       68.6%        88.2%      87.3%        --%       89.1%
                                   ---------   --------     -------      -------    -------     ------    --------
Operating expense ratio..........                                                                              8.9%
                                                                                                          --------
Combined ratio...................                                                                             98.0%
                                                                                                          ========

    The Company experienced rapid growth in 1999 in its medical portfolio, particularly in the North American market. The Company's London market office established in July 1998 had a full year of production and exceeded premium targets set by management. The Toronto office wrote one large medical contract for $65 million that led to a dramatic growth in written and earned premium for the medical line. The North American medical rates are increasing and more rigorous terms of trade are being accepted by ceding companies. The Company will maintain its presence in the North American market on a selective basis whilst taking every opportunity to diversify the product range.

    Accident business grew by 27% in 1999, with strong growth in the London market reflective of 1999 being the first full year of operation. The London market is more competitive than the Continental Europe market and this has contributed to the increase in the loss and acquisition ratio in 1999. In addition, during the fourth quarter, the Company added $3.4 million to reserves relating to adverse development on a large Continental Europe contract, following the receipt of accounting information from the ceding company in February 2000.

    Special Risk business has declined by 50%, with one 1998 contract incurring a reduction in premium of $0.9 million in 1999.

    Gross premium written from Credit business has declined by 85% in 1999. One three year contract in Latin America written in 1998 at $8 million was cancelled by the ceding company after twelve months with a resultant decrease in written premium of $5.3 million in 1999. Excluding the impact of this account on both underwriting years, the Credit portfolio has grown by 64%. The Company expects to develop this line of business further in 2000.

    Gross premium from Life business declined by 37% in 1999 from $11.0 million to $6.9 million. Approximately $6.3 million of Life business written in Latin America in 1998 did not renew in 1999. Life business remains a core element of the ESG strategy. Additional underwriting and actuarial management has been recruited by the Company to enable expansion of this product line in 2000. Deterioration on two risks underwritten in Continental Europe has led to the loss on the account.

    Other business represents automobile warranty business ceded by a German company in which ESG made a 10% equity investment in 1998. In addition, property and casualty business written by the Company's subsidiary in Tbilisi, Georgia is included, on which the Company has a minimal risk retention.

    As indicated previously, poor underwriting results on the medical line contributed to the increase in the loss and acquisition ratio from 89.1% in 1998 to 106.7% in 1999. The 1999 results are comprised of two underwriting years, with the 1998 underwriting year contributing earned premium of $78.8 million, carrying a loss and acquisition ratio of 118.4%. The 1999 underwriting year contributed $170.7 million, carrying a loss and acquisition ratio of 101.3%.

    The operating expense ratios for the years ended December 31, 1999 and 1998, were calculated by expressing total administrative expenses net of corporate office expenses and health care division expenses, as a percentage of net premiums earned. For the year ended December 31, 1998, management fee revenue of $1.9 million was deducted from operating expenses due to the expense of administering the pool business of 1997 and prior underwriting years, which the Company previously managed as a reinsurance management services company. In addition, for the years ended December 31, 1999 and 1998, the Company deferred $1.3 million and $1.5 million respectively of expenses, which were identified by management as directly related to and, varying with, the volume of business generated. The deferral of such costs reflects a more appropriate matching of revenues with related expenses and improved the year-to-date combined ratios for years ended December 31, 1999 and 1998 by 0.5% and 1.5% respectively.

GEOGRAPHIC SPREAD

    The Company has experienced significant growth in North America business in 1999 both through its Toronto underwriting office and its London market operations. The distribution of gross written premiums for years ended December 31, 1999 and 1998, is as follows:

YEARS ENDED DECEMBER 31,                                        1999       1998
------------------------                                      --------   --------
Western Europe..............................................    21.2%      30.9%
North America...............................................    63.5%      46.2%
Latin America...............................................     9.8%      14.9%
Other.......................................................     5.5%       8.0%
                                                               -----      -----
Total.......................................................   100.0%     100.0%
                                                               =====      =====

PRODUCT MIX

    The distribution of gross premiums written by line of business for the years ended December 31, 1999 and 1998 was as follows:

YEARS ENDED DECEMBER 31,                                        1999       1998
------------------------                                      --------   --------
Medical.....................................................    75.7%      59.6%
Personal Accident...........................................    19.9%      26.1%
Special Risk................................................     0.5%       2.6%
Credit......................................................     2.1%       6.2%
Life........................................................     1.8%       5.5%
Other.......................................................     1.0%        --%
                                                               -----      -----
Total.......................................................   100.0%     100.0%
                                                               =====      =====

MANAGEMENT FEE REVENUE

    The majority of management fee revenue in 1999 and 1998 consists of fees earned on those premiums managed for the Company's co-reinsurers. During 1999, the Company adjusted downwards $1.0 million in estimated profit commissions due on pool underwriting years prior to 1998 following a re-evaluation of the pool results of those years.

    Management fee revenue in 1998 includes an upward revision in management fees on pool underwriting years prior to 1998 in the amount of $144 thousand.

NET INVESTMENT INCOME

    Net investment income increased by $0.6 million from $12.9 million in 1998 to $13.5 million in 1999. The increase resulted from accelerated cash flows and more efficient management of short-term deposits. As of March 23, 2000, the Company's stock repurchase program has resulted in expenditure of $17.8 million of which $10.6 million was incurred in the fourth quarter of 1999. This will reduce investment income in 2000.

    The following table reflects the investment results for the year ended December 31, 1999:

                                                                    NET       ANNUALIZED   NET REALIZED
                                                     AVERAGE     INVESTMENT   EFFECTIVE     INVESTMENT
                                                   INVESTMENTS   INCOME(1)      YIELD         LOSSES
                                                   -----------   ----------   ----------   ------------
                                                                 U.S DOLLARS IN THOUSANDS
Investments......................................    $197,781      $11,528        5.8%       $(1,960)
Other investments(2).............................      10,931          495        4.5%           (14)
Cash and cash equivalents........................      26,889        1,334        5.0%            --
                                                     --------      -------        ---        -------
Total............................................    $235,601      $13,357        5.7%       $(1,974)
                                                     ========      =======        ===        =======

------------------------

(1) Net investment income is net of investment-related expenses and income on premium receivable and funds held by ceding companies.

(2) In addition to the $3.2 million of loans provided to COMED, a further $7.8 million of equity investment and loans has been provided to three companies that are expected to generate or secure profitable reinsurance business for the Company.

    The Company's investment portfolio in 1999 was negatively impacted by a general decrease in prices in the U.S. bond markets, which resulted in net investment losses being realized on sales of fixed income securities during the year.

    The following table reflects the investment results for the 12 months ended December 31, 1998:

                                                                               ANNUALIZED   NET REALIZED
                                                  AVERAGE     NET INVESTMENT   EFFECTIVE     INVESTMENT
                                                INVESTMENTS     INCOME(1)        YIELD         GAINS
                                                -----------   --------------   ----------   ------------
                                                               U.S. DOLLARS IN THOUSANDS
Fixed maturity investments....................    $218,383       $12,160          5.57%        $2,162
Other investments.............................       7,721           440          5.70%            --
Cash and cash equivalents.....................      13,516           330          2.44%            --
                                                  --------       -------          ----         ------
Total.........................................    $239,620       $12,930          5.40%        $2,162
                                                  ========       =======          ====         ======

------------------------

(1) Net investment income is net of investment-related expenses.

    The Company's investment portfolio in 1998 was positively affected by a general increase in prices in the U.S. bond markets, which allowed net investment gains to be realized on sales of fixed income securities during the year.

ADMINISTRATIVE EXPENSES AND TAXES

    Total administrative expenses, which includes personnel costs, professional service fees, interest expense, other expenses and income taxes, increased by $14.1 million, or 106%, from $13.2 million in 1998 to $27.3 million in 1999.

    The Company continued to incur significant expenses for professional services and for travel expenses in the development of its business. Personnel costs increased by $5.0 million from $4.4 million in 1998 to $9.4 million in 1999. The number of employees has increased from 76 at December 31, 1998 to 121 at December 31, 1999, excluding the Company's operations in Tbilisi, Georgia.

    Professional service fees increased by $4.6 million from $3.6 million in 1998 to $8.2 million in 1999. Professional fees included $2.4 million in legal fees in respect of corporate compliance, standardization of policy contracts and management agreements, acquisitions and forensic audits. Audit and accountancy costs of $2.8 million were incurred in audit, accounting, tax advisory and corporate reporting services. Consulting expenses of $3.0 million were incurred in actuarial support, computer systems improvements, recruitment, due diligence and corporate communications.

    Foreign exchange losses were $11 thousand in the 12 months ended December 31, 1999 compared to foreign exchange gains of $141 thousand for the 12 months ended December 31, 1998. These gains or losses are primarily unrealized and were incurred on the revaluation of assets and liabilities denominated in foreign currencies for reporting purposes. As the Company maintains a partial natural hedge, whereby foreign currency assets are held in the same currencies in which it must pay liabilities, the impact on cash flows from foreign exchange movements is reduced.

    Taxes decreased by $0.5 million from $1.3 million in 1998 to $0.8 million in 1999. The reduction in taxes reflects the loss reported by the Company during 1999. The deferred tax asset of $0.8 million held by the Company at December 1998 has been written off as the Company considers recovery of the asset unlikely.

HEALTH CARE DIVISION

    Through its newly formed health care division, ESG Health, the Company offers medical referral, second opinion and disease management services to the German market. The new division includes the costs associated with funding COMED, a non-profit German healthcare association that the Company helped to establish and IPT (Institut fuer Praeventivmedizin & Technologie GmbH), a provider of doctor's referral and second opinion services.

    In February 2000, the Company incorporated VBB Bermuda Limited, a holding company in Bermuda. This company will be the holding company of the Company's health care division. In addition, during March 2000, the Company completed the acquisition of Innovacare GmbH, a disease Management Company based in Munich Germany. The purchase price was $5.9 million.

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 U.S. DOLLARS
                                                                 IN THOUSANDS
Management Fee Income.......................................  $    249     $ --
Investment Income...........................................        51       --
                                                              --------     ----
Total Income................................................       300       --
Personnel Expenses..........................................     1,163       --
Professional Service Fees...................................     2,456       --
Heart Monitoring technology services........................     1,558       --
Expenses Associated with COMED..............................     5,997       --
Other Expenses..............................................       750       --
                                                              --------     ----
Total Expenses..............................................    11,924       --
                                                              --------     ----
Net (Loss)..................................................  $(11,624)    $ --
                                                              ========     ====

    Expenses of $11.9 million were incurred primarily to establish ESG Health and to position its health care products. A provision of $6.0 million was established for an outstanding loan to and receivables from COMED incurred since its formation, of which $3.2 million related to loans provided under the $12 million loan facility provided by ESG in December 1998. COMED's ability to repay is dependent on its ability to generate sufficient revenues from members. Under the terms of the loan agreement, the Company has the right to refuse any further disbursements where the ability of COMED to repay the loan is in doubt. The initial marketing strategy of COMED was to carry out direct marketing programs to the general public, which failed to develop significant members. In recent months, the approach has been to attract members through direct contact with public and private sick funds, the German equivalent of HMO's. The Company continues to market the concept of COMED directly to the public and private sick funds in Germany and remains confident that the services provided by COMED will develop into significant business opportunities in the German health care market as it moves to greater privatization.

    The Company, through its German subsidiary, IPT, had $1.3 million in loans and prepaid expenses under a service contract with a company to supply heart-monitoring technology for resale to COMED and other healthcare providers. These prepaid expenses will not be recovered. Following the unsuccessful launch of this heart-monitoring technology service, the Company decided to exit this business in the fourth quarter of 1999. The Company provided a loan of $0.3 million to this supplier in the third quarter whilst the Company undertook due diligence on acquiring this entity. The Company decided against the acquisition and has provided in full for this loan amount.

    The company expects to divest a portion of the health care division in 2000 through raising external capital to fund the venture. Extensive review by outside consultants and the senior management recruited by the Company from the pharmaceutical/disease management industry indicates substantial growth opportunities for the division in the European and North American markets. The Company is in negotiation with outside parties to take an initial equity stake in the division as the first step in reducing the Company's equity interest to a significant non-controlling equity investment in the venture.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    The Company reported net income of $14.5 million for 1998, compared to a net loss of $5.1 million for 1997. The year ended December 31, 1998 represents the first full year of the Company's operation as a reinsurance company. The net loss incurred in 1997 includes a one-time, non-cash charge for compensation expense of $3.6 million related to Class B Warrants issued in connection with the Offerings, and approximately $1.5 million of other Offerings related costs.

NET UNDERWRITING INCOME

    For the year ended December 31, 1998, the Company managed, on behalf of itself and its co-reinsurers, total premiums of $224.2 million, of which it placed $24.3 million with co-reinsurers and retroceded $4.3 million, resulting in $195.6 million net premiums written for the period. In December 1997, the Company assumed a portion of the pool business it previously managed on behalf of reinsurance clients, retroactive to January 1, 1997. For the year ended December 31, 1997, the Company managed approximately $100 million of gross premiums written, of which it assumed approximately $26 million. Gross and net premiums written and net premiums earned for the 12 months ended December 31, 1998 and 1997 were as follows:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                 U.S. DOLLARS
                                                                  IN MILLIONS
Total premiums managed......................................   $224.2     $100.0
Amount placed with co-reinsurers or pool participants.......     24.3       73.9
Gross premiums written......................................    199.9       26.1
Net premiums written........................................    195.6       25.4
Net premiums earned.........................................     98.8       13.4
                                                               ======     ======

    Total premiums managed for the 12 months ended December 31, 1998 consisted of the following:

    - New Business--approximately $186.2 million, or 83.0%, of total premiums managed was generated from new business. The Company's new representative office in Toronto underwrote $85.9 million of gross premiums. Two significant contracts for European medical, personal accident and life business were underwritten in the first quarter, including one for quota share treaty reinsurance incepting January 1, 1997. These contracts contributed $22.5 million to total premiums managed for the 12 months ended December 31, 1998. Additionally, one significant North American medical contract was underwritten in the third quarter, contributing $21.6 million to total premiums managed.

    - Renewal Business--approximately $38.0 million, or 17.0%, of total premiums managed was generated from renewal business. Underwriting results for the 12 months ended December 31, 1998 and 1997, by line of business and in total, were as follows:

                                                              YEAR ENDED DECEMBER 31, 1998
                                           -------------------------------------------------------------------
                                           MEDICAL    ACCIDENT   SPECIAL RISK    CREDIT      LIFE      TOTAL
                                           --------   --------   ------------   --------   --------   --------
                                                                U.S. DOLLARS IN THOUSANDS
Gross premiums written...................  $119,157   $ 52,254      $5,120      $12,346    $10,995    $199,872
Net premiums written.....................   117,353     50,814       4,943       11,910     10,558     195,578
Net premiums earned......................    40,875     46,038       2,571        4,856      4,501      98,841
Losses and loss expenses.................   (24,646)   (29,003)       (859)      (3,448)    (3,408)    (61,364)
Acquisition costs........................   (14,241)   (10,207)       (906)        (837)      (523)    (26,714)
Operating costs..........................    (3,584)    (4,036)       (228)        (420)      (534)     (8,802)
                                           --------   --------      ------      -------    -------    --------
Net underwriting income (loss)...........  $ (1,596)  $  2,792      $  578      $   151    $    36    $  1,961
                                           ========   ========      ======      =======    =======    ========

                                                              YEAR ENDED DECEMBER 31, 1997
                                           -------------------------------------------------------------------
                                           MEDICAL    ACCIDENT   SPECIAL RISK    CREDIT      LIFE      TOTAL
                                           --------   --------   ------------   --------   --------   --------
                                                                U.S. DOLLARS IN THOUSANDS
Gross premiums written...................  $  9,989   $  9,357      $  396      $ 6,401    $    --    $ 26,143
Net premiums written.....................     9,937      8,723         376        6,356         --      25,392
Net premiums earned......................     5,964      3,778         243        3,426         --      13,411
Losses and loss expenses.................    (3,624)    (1,907)       (139)      (1,779)        --      (7,449)
Acquisition costs........................    (2,099)    (1,303)        (85)      (1,206)        --      (4,693)
Operating costs..........................        --         --          --           --         --          --
                                           --------   --------      ------      -------    -------    --------
Net underwriting income (loss)...........  $    241   $    568      $   19      $   441    $    --    $  1,269
                                           ========   ========      ======      =======    =======    ========

    The operating ratios for the 12 months ended December 31, 1998 and 1997, by line of business and in total, were as follows:

                                                                   YEAR ENDED DECEMBER 31, 1998
                                                -------------------------------------------------------------------
                                                MEDICAL    ACCIDENT   SPECIAL RISK    CREDIT      LIFE      TOTAL
                                                --------   --------   ------------   --------   --------   --------
Loss Ratio....................................    60.3%      63.0%        33.4%        71.0%      75.7%      62.1%
Acquisition expense ratio.....................    34.8%      22.2%        35.2%        17.2%      11.6%      27.0%
                                                  ----       ----         ----         ----       ----       ----
Loss and acquisition expense ratio............    95.1%      85.2%        68.6%        88.2%      87.3%      89.1%
                                                  ----       ----         ----         ----       ----       ----
Administrative expense ratio..................                                                                8.9%
                                                                                                             ----
Combined ratio................................                                                               98.0%
                                                                                                             ====

                                                                   YEAR ENDED DECEMBER 31, 1997
                                                -------------------------------------------------------------------
                                                MEDICAL    ACCIDENT   SPECIAL RISK    CREDIT      LIFE      TOTAL
                                                --------   --------   ------------   --------   --------   --------
Loss Ratio....................................    60.8%      50.5%        57.2%        51.9%        --       55.5%
Acquisition expense ratio.....................    35.2%      34.5%        35.0%        35.2%        --       35.0%
                                                  ----       ----         ----         ----       ----       ----
Loss and acquisition expense ratio............    96.0%      85.0%        92.2%        87.1%        --       90.5%
                                                  ====       ====         ====         ====       ====       ====

    The 12 months ended December 31, 1998 constituted the first full 12-month period that the Company operated as a reinsurer writing for its own account. Accordingly, a combined ratio is presented inclusive of an administrative expense component to provide a meaningful indication of the underwriting results of the business. The administrative expense ratio of 8.9% for the 12 months ended December 31, 1998, was calculated by expressing total administrative expenses, net of management fee revenue and corporate office expenses, as a percentage of net premiums earned. In addition, during the year, the Company deferred $1.5 million of expenses, which were identified by management as directly related to and, varying with, the volume of business generated. The deferral of such costs reflects a more appropriate matching of revenues with related expenses and improved the year-to-date combined ratio by 1.5%.

    Typically, the underwriting results of a reinsurance company are evaluated by its loss and loss expense ratio, acquisition cost ratio, administrative expense ratio and combined ratio. Management believes that it is not meaningful to evaluate the Company's 1997 performance with reference to the administrative expense ratio and combined ratio because of the Class B Warrant expense and other costs that were incurred by the Company as a result of the Offerings.

GEOGRAPHIC SPREAD

    Geographic diversification of the Company's business continues to be demonstrated by the distribution of gross written premiums for the years ended December 31, 1998 and 1997, as follows:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Western Europe..............................................    30.9%      62.7%
North America...............................................    46.2%       1.5%
Latin America...............................................    14.9%      19.2%
Eastern Europe..............................................     0.1%       5.3%
Other.......................................................     7.9%      11.3%
                                                               -----      -----
Total.......................................................   100.0%     100.0%
                                                               =====      =====

PRODUCT MIX

    The distribution of gross premiums written by line of business for the years ended December 31, 1998 and 1997 was as follows:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Medical.....................................................    59.6%      38.2%
Personal Accident...........................................    26.1%      35.8%
Special Risk................................................     2.6%       1.5%
Credit......................................................     6.2%      24.5%
Life........................................................     5.5%        --%
                                                               -----      -----
Total.......................................................   100.0%     100.0%
                                                               =====      =====

MANAGEMENT FEE REVENUE

    The majority of management fee revenue in 1998 consists of fees earned on those premiums managed for the Company's co-reinsurers. Management fee revenue in 1998 includes an upward revision in management fees on pool underwriting years prior to 1998 in the amount of $144 thousand.

NET INVESTMENT INCOME

    Net investment income increased by $12.3 million from $598 thousand in 1997 to $12.9 million in 1998. In December 1997, the Company raised net proceeds from the Offerings of $232 million. These proceeds were invested for the full year in 1998.

    The following table reflects the investment results for the 12 months ended December 31, 1998:

                                                       NET       ANNUALIZED   NET REALIZED
                                                     AVERAGE     INVESTMENT    EFFECTIVE     INVESTMENT
                                                   INVESTMENTS   INCOME(1)       YIELD         GAINS
                                                   -----------   ----------   ------------   ----------
                                                                U.S. DOLLARS IN THOUSANDS
Fixed maturity investments.......................    $218,383      $12,160        5.57%        $2,162
Short-term investments/strategic investments.....       7,721          440        5.70%            --
Cash and cash equivalents........................      13,516          330        2.44%            --
                                                     --------      -------        ----         ------
Total............................................    $239,620      $12,930        5.40%        $2,162
                                                     ========      =======        ====         ======

------------------------

(1) Net investment income is net of investment-related expenses.

    The Company's investment portfolio was positively affected by a general increase in prices in the U.S. bond markets, which allowed net investment gains to be realized on sales of fixed income securities during the year.

ADMINISTRATIVE EXPENSES

    Total administrative expenses, which includes personnel costs, professional service fees, interest expense, other expenses and income taxes, increased by $6.0 million, or 85%, from $7.2 million in 1997 to $13.2 million in 1998.

    For the year ended December 31, 1998, the Company incurred significant expenses on professional services, on initiatives for improving accounting and control systems, hiring key executives, and identifying strategic investments, and on travel expenses related to all of the above activities. Total administrative expenses, less tax, for the 12 months ended December 31, 1998, were $12.0 million, or 6.1% and 12.1%, respectively, of net premiums written and net premiums earned, compared to $7.7 million in 1997. The 1997 expenses include $1.5 million of travel expense and professional service fees associated with the Company's capital raising activities. Tax expense increased by $1.8 million to $1.3 million in 1998. In 1997, the Company had a tax benefit of $569 thousand.

    Personnel costs increased by $2.1 million from $2.3 million in 1997 to $4.4 million in 1998. This increase was a result of the significant investment in personnel made both prior to and since the Offerings and includes additions of executives and staff at the holding company and various representative offices. Professional service fees increased by $2.0 million from $1.6 million in 1997 to $3.6 million in 1998. These professional service fees incurred in 1998 relate to the Company's new public reporting requirements, staff recruiting efforts and computer systems improvements. Professional costs in 1997 include $1.2 million associated with the Company's capital-raising activities. Travel expenses decreased by $0.3 million to $1.0 million, compared to the corresponding prior year period. These travel expenses relate primarily to the Company's continuing identification and investigation of new business and underwriting opportunities.

    Foreign exchange gains of $141 thousand were recognized for the 12 months ended December 31, 1998. These gains were primarily unrealized and were incurred on the revaluation of assets and liabilities denominated in foreign currencies for reporting purposes. As the Company maintains a partial natural hedge, whereby foreign currency assets are held in the same currencies in which it must pay liabilities, the impact on cash flows from foreign exchange movements is reduced.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, total investments and cash were $221.5 million, compared to $235.2 million at December 31, 1998. All fixed maturity securities in the Company's investment portfolio are classified as available for sale and are carried at fair value. Additionally, the Company purchased $4.0 million in foreign currency equities matched to liabilities related to a long-term European medical account.

    The fixed maturity investment portfolios as of December 31, 1999 and 1998 were as follows:

                                                                                             AVERAGE
                                                              FAIR     DURATION    MARKET     CREDIT
AS AT DECEMBER 31, 1999                                      VALUE     (YEARS)     YIELD      RATING
-----------------------                                     --------   --------   --------   --------
                                                                    U.S. DOLLARS IN THOUSANDS
Corporate securities......................................  $102,355     3.0        7.2%        A+
U.S. treasury securities and obligations of U.S.
  Government corporations and agencies....................    21,329     2.7        6.2%       AAA
Asset-backed securities/Mortgage-backed securities........    23,486     1.0        7.8%       AAA
Obligations of states and political subdivisions..........    16,281     2.3        7.1%       AA+
Foreign currency debt securities..........................    13,719     3.7        4.7%       AAA
                                                            --------     ---        ---        ---
Total.....................................................  $177,170     2.7        7.0%        AA
                                                            ========     ===        ===        ===

                                                                                             AVERAGE
                                                              FAIR     DURATION    MARKET     CREDIT
AS AT DECEMBER 31, 1998                                      VALUE     (YEARS)     YIELD      RATING
-----------------------                                     --------   --------   --------   --------
                                                                    U.S. DOLLARS IN THOUSANDS
Corporate securities......................................  $138,727     3.1        5.7%        AA
U.S. treasury securities and obligations of U.S.
  Government corporations and agencies....................    31,698     1.5        4.4%       AAA
Asset-backed securities/Mortgage-backed securities........     9,232     0.8        5.8%       AAA
Obligations of states and political subdivisions..........    24,647     2.3        5.9%        AA
Foreign currency debt securities..........................     8,083     3.4        3.5%        AA
                                                            --------     ---        ---        ---
Total.....................................................  $212,387     2.6        5.2%        AA
                                                            ========     ===        ===        ===

    The Company's investment policy objective is to maximize long-term investment returns while maintaining a liquid, high-quality portfolio. To this end, the investment policy requires that the portfolio have an average credit quality rating of AA, with no more than 3% of the portfolio invested in the securities of a single issuer (other than issues of sovereign governments with a rating of AA or better), and a target duration of 2.75 years. The Company's investment portfolio as of December 31, 1999 and 1998 complies with the adopted investment policy and guidelines.

    In 2000, the Company will continue to follow its investment policy and guidelines while seeking to improve long-term value by continuing to invest in selected strategic investments in accordance with its current commitments. A strategic investment is defined as an investment in a reinsurance-related enterprise, ceding company or distribution channel that is expected to generate or secure additional profitable business for the Company. In the aggregate, the Company has allocated up to $25 million to strategic investments. To date, ESG has invested $2.0 million and acquired an 83% ownership interest in IMEDI L International, a provider of general insurance products, based in Tbilisi, Georgia. This Company is consolidated within the Company's operating results. Additionally, equity investments and loans totaling $15.7 million were extended primarily to five other companies or associations with whom ESG has operating relationships. As noted under "Health Care Division" the Company has provided an investment impairment reserve of $3.2 million representing loans outstanding to COMED included in this total. In March 2000, the Company completed the acquisition of Innovacare GmbH, a disease management company based in Munich, Germany. The Company has outstanding loan commitments of $10.8 million as at December 31, 1999, of which $8.8 million was to COMED. The Company has approved a plan to divest itself of a majority interest in its health care division in 2000, which includes the activities of COMED. The Company intends therefore to limit further loan contributions to COMED to ensure that the Company does not exceed its $25 million fund for other investments.

    In December 1997, the Company was capitalized with gross proceeds of $257 million from the Offerings. The Company also incurred expenses of $25 million related to the Offering and repaid its outstanding debt, principally loans from shareholders and bank demand borrowings, of $3.5 million. The proceeds of the Offering were used to capitalize ES Bermuda, ES Ireland and ES Germany with $55 million, $50 million and $12 million, respectively.

    In 1998, the Company increased the capital of ES Bermuda by $35 million, and ES Ireland by $50 million. Accent Europe Insurance Company, the direct writer formed in 1998, is capitalized at $15 million.

    Operating activities provided net cash of $22.1 million for the year ended December 31, 1999 and $1.0 million for the year ended December 31, 1998. Cash flows from operations in future years may differ substantially from net income. As the Company only began to assume reinsurance risks for its own account in 1997, the Company has built up substantial loss reserves to meet future loss payments under reinsurance contracts. As reinsurance contracts mature, the Company will be required pay out a higher percentage of incurred losses in loss payments, which affect cash flows.

    The Company initiated a stock repurchase program in May 1999 to actively manage its capital base. As of March 23, 2000, the Company has repurchased 2,612,800 shares of its common stock, equivalent to 18.0% of the outstanding shares of the Company under its Common Stock Repurchase Program. The average purchase price was $6.82. The Company can buy a further 83,391 shares of its common stock under the existing program.

    Reinsurance balances receivable increased from $168.3 million as at December 31, 1998 to $276.1 million as at December 31, 1999. The increase was due to the growth in gross reinsurance premiums written by the Company, which are recognized at the inception of the reinsurance contract, based upon information received from intermediaries and ceding companies. The Company compares estimated written premiums to actual premiums as reported by ceding companies on a monthly basis and differences are recorded in the period in which the actual amounts are determined.

    Prepaid reinsurance premiums increased from $2.3 million as at December 31, 1998 to $9.1 million as at December 31, 1999. During the year, the Company retroceded 6.3% of its gross written premiums to reinsurers compared to 2.2% in 1998, as the Company amended two of its co-reinsurance agreements to enable business from certain markets to be retroceded to the reinsurers. The Company has maintained the same levels of excess of loss protection in 1999 as was purchased in 1998.

    Funds recoverable on incurred losses increased from $2.8 million as at December 31, 1998 to $11.5 million as at December 31, 1999. The increase was due to additional losses being incurred above the Company's net retention levels that enable the Company to make recoveries from its excess of loss reinsurers, plus the additional quota share cessions to two of its retrocessionaires.

    Deferred acquisition costs increased from $37.6 million as at December 31, 1998 to $57.8 million as at December 31, 1999. Acquisition costs, consisting principally of commissions and brokerage expenses incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned. The increase is due to the growth in acquisition expenses in the twelve months ended December 31, 1999 and the growth in unearned premium.

    At December 31, 1999, reserves for unpaid losses and loss expenses were $136.9 million compared to $44.4 million at December 31, 1998. The increase was due to a combination of growth in the

Company's reinsurance business in 1999 and upward revision of incurred but not reported loss reserves on specific large contracts underwritten through the Company's Toronto and London offices in response to worsening loss experience. Where the Company determined that individual contracts would generate loss and acquisition ratios in excess of 100%, future losses applicable to the unearned premium reserve have been fully recognized in the current financial year.

    At December 31, 1999, unearned premium reserves were $181.1 million compared to $111.9 million at December 31, 1998. Unearned premium reserves are established to cover the unexpired period of contracts of reinsurance underwritten by the Company. The increase was due to the growth in gross reinsurance premiums written by the Company. In the year ended December 31, 1999, the Company wrote two large contracts of reinsurance at a total premium of $75.9 million which had an accelerated earnings pattern compared to the normal contracts written by the Company.

    At December 31, 1999, acquisition costs payable were $73.1 million compared to $45.5 million at December 31, 1998. The balance represents acquisition expenses due on gross reinsurance premiums written by the Company and is consistent with the increase in reinsurance balances receivable.

    Shareholders' equity as of December 31, 1999 was $176.8 million, compared to $244.8 million at December 31, 1998. The major factors influencing the reduction in shareholders' equity in the 12-month period included a net loss of $30.4 million from the reinsurance division, a net loss of $11.6 million from the health care division, repurchase of common shares at a cost of $16.5 million, net unrealized investment losses of $3.6 million and the declaration of four dividends, each of $0.08 per common share, aggregating to $4.1 million. Book value per common share declined to $15.24 as of December 31, 1999 from $17.58 as of December 31, 1998.

    The Company expects that its financial and operational needs for the foreseeable future will be met by funds generated from operations and the liquidity of its investment portfolio, but may consider acquiring additional funding as attractive market opportunities emerge.

    As of December 31, 1999, the Company had the following material commitments for operating leases and employment contracts:

TOTAL COMMITMENTS IN U.S. DOLLARS (IN THOUSANDS)     LEASE       EMPLOYEE
YEARS ENDING DECEMBER 31,                         COMMITMENTS   COMMITMENTS    TOTAL
------------------------------------------------  -----------   -----------   --------
2000.........................................       $1,072        $3,696      $ 4,768
2001.........................................          838         2,457        3,295
2002.........................................          461         1,558        2,019
2003.........................................          233           219          452
2004.........................................          118            --          118
2005 to 2012.................................          746            --          746
                                                    ------        ------      -------
  Total......................................       $3,468        $7,930      $11,398
                                                    ======        ======      =======

    In addition to the above commitments, the Company has outstanding loan commitments of $10.8 million as at December 31, 1999 of which $8.8 million was to COMED. As at December 31, 1998, the Company had a loan commitment of $12 million to COMED.

    In support of its business, the Company enters into Letters of Credit arrangements with ceding companies. As at December 31, 1999, the Company had outstanding Letters of Credit of $65.8 million of which $39.1 million were secured against its fixed maturity investment portfolio. As at December 31, 1998, the Company had $23.6 million unsecured Letters of Credit issued in favor of ceding companies. In addition, certain ceding companies require the Company to maintain funds on deposit with them pursuant to reinsurance contract provisions. At December 31, 1999, the Company had $15.5 million funds retained on deposit by ceding companies compared to $3.6 million as at December 31, 1998.

EXPOSURE MANAGEMENT

    The Company manages its underwriting risk exposures primarily through an excess of loss reinsurance program. This program generally provides limits up to a maximum of $30 million per occurrence, with a minimum attachment point generally of $100 thousand.

CURRENT DEVELOPMENTS

    On February 25, 2000, the Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on March 30, 2000 to common shareholders of record on March 15, 2000.

    In February 2000, the Company incorporated VBB Bermuda, a holding company in Bermuda. This company will be the holding company of the Company's health care division, which the company plans to partially divest during 2000 through raising external capital to fund the venture. The Company plans to retain a significant non-controlling equity interest in the venture. The Company expects to commence private placement funding during the second quarter of 2000. As part of the development of the health care division, the Company intends to acquire the assets and brand of COMED, the non-profit organization that the Company helped to establish in December 1998 and restructure it as a for-profit organization that can be synergised with the Company's own health care entities. In addition, during March 2000, the Company completed the acquisition of Innovacare GmbH, a disease Management Company based in Munich, Germany. The purchase price was $5.9 million.

    As at December 31, 1999, the Company had extended loans to COMED of $3.2 million under the loan facility of $12 million provided in December 1998. These loans were fully provided for as of December 31, 1999. The ability of COMED to repay the loan is dependent on its ability to generate sufficient revenues from members. Under the terms of the loan agreement, the Company has the right to refuse any further disbursements where the ability of COMED to repay the loan is in doubt.

    In February 2000, Odyssey Re instituted an action in England against a broker, Stirling Cooke Brown, alleging fraud and conspiracy on the reinsurance placement of 1997 and 1998 Personal Accident and Workers Compensation "carve out" business with Odyssey Re. These proceedings mirror earlier proceedings commenced in New York which were dismissed on jurisdictional grounds. During 1998, ESG accepted a 25% quota share reinsurance treaty with Odyssey Re (UK) retroactive to January 1, 1998. This treaty covers various reinsurance contracts underwritten by Odyssey Re (UK) and retroceded to ESG. Among these ceding companies are various insurance companies involved in the litigation Odyssey Re instituted in New York over 1997 and 1998 business. This treaty terminated as of December 31, 1998 but ESG renewed its participation for 1999 directly to one of those ceding companies. In December 1999, the Company gave notice to rescind its contract with Odyssey Re (UK) for misrepresentation and failure to disclose material facts. The Company continues to investigate its position regarding the 1999 account regarding possible misrepresentation and failure to disclose material facts. At this time, the Company is unable to determine the amount of its exposure and the possible effect upon the Company's business, financial condition or results of operation from these two contracts.

    Following large losses on two underwriting accounts in North America in the third quarter, the Company initiated audits of both accounts to determine whether the Company has any legal recourse against third parties to recover losses incurred. This audit work is expected to be completed during the second quarter of 2000. These two accounts, one of which covered both the 1998 and 1999 business, generated premium to the Company of $85 million.

    As of March 23, 2000, the Company has repurchased 2,612,800 shares of its common stock, equivalent to 18.0% of the outstanding shares of ESG Re Limited under its Common Stock Repurchase Program. The average purchase price was $6.82. The Company can buy a further 83,391 shares of its common stock under the existing program.

    On November 11, 1999, the Company was notified that Standard & Poor's lowered the long term counterparty credit and insurer financial strength ratings of the Company's reinsurance subsidiaries from single-A-minus to triple-B. Standard & Poor's cited (i) weak earnings in the North American market; (ii) concerns over internal control mechanism and wide-scale changes in the management team, and (iii) a departure from its original business development strategy, as the motivating factors behind its decision. However, the rating agency listed the Company's extremely strong capitalization as a mitigating factor behind its decision. On March 8, 2000, the Company was notified that Standard & Poor's lowered the long term counterparty credit and insurer financial strength ratings of the Company's reinsurance subsidiaries to double-B-plus from triple-B. Standard & Poor's again cited the Company's continued weak earnings performance, concerns over internal control mechanisms and the Company's early departure from its original business development strategy. In addition, the reduced capitalization resulting from the loss in the fourth quarter was also raised as a concern. The Company expects to return to its original business development strategy by refocusing its underwriting efforts on certain markets other than the North American market in the future. The Company has no plans to exit the North American medical market as premium rates are increasing and the Company expects to generate moderate underwriting profits from business written by its Toronto office. As noted above, as part of the refocus of the group, the Company has ceased writing North American medical business through its London market operation. The impact, if any, of the rating changes on the Company's ability to secure new and renewal business is not known at this time.

ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that it does not currently enter into any transactions that are covered by this statement and therefore, the Company does not anticipate any significant change to its current financial reporting.

    The AICPA issued Statement of Position 98-7, "Deposit Accounting" which is effective for financial statements with fiscal years beginning after June 15, 1999. The Company does not expect that this standard will have a significant impact on the current financial reporting.

UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

    The Year 2000 Issue relates to the ability of computer systems to properly interpret date information for the year 2000 and beyond. In January 1998, the Company initiated an enterprise-wide project to address Year 2000 issues with respect to the Company's computer software and information technology systems. The initiative had as its focus two distinct areas that include Year 2000 compliance of the Company's software, systems and technology platforms and the evaluation of the Year 2000 preparedness of significant third parties with whom the Company conducts business, including vendors and customers. The Company has completed this initiative at no material cost.

    The Company's systems do not interface electronically with those of its customers or clients. As such, the Company's exposure to the Year 2000 issue with respect to customers and clients is limited to the possibility that information supplied by these companies could not be of sufficient quality or timeliness and therefore could indirectly affect the quality or timeliness of the Company's own data. The Company communicated with its significant clients and service providers to assess their vulnerability and readiness to comply with Year 2000 issues and addressed compliance risks with each new significant vendor as they arose.

    Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 issue that may affect the entity including those related to customers, suppliers, or other third parties, have been fully resolved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

    The Company is subject to market risk arising from the potential change in value of its various financial instruments. These changes may be due to fluctuations in interest rates or foreign currency rates, or both in the case of foreign currency investments. The Company monitors its exposure to interest rate and currency rate risk on a quarterly basis and currently does not believe that the use of derivatives to manage such risk is necessary. The Company intends to reevaluate the need for a formal hedging strategy on a periodic basis, and may determine that such a strategy, including the use of derivative instruments, is appropriate in the future.

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

    Generally, it is expected that an increase in market interest rates will cause a decline in the value of the Company's investment portfolio, whereas a decrease in rates may cause an increase in value. The following table shows the approximate effect on the value of the Company's fixed maturities investment portfolio, based on hypothetical changes in market interest rates for the year ended December 31, 1999 and 1998:

                                   -150       -100       -50                   +50        +100       +150
                                  BASIS      BASIS      BASIS      MARKET     BASIS      BASIS      BASIS
                                  POINTS     POINTS     POINTS     VALUE      POINTS     POINTS     POINTS
                                 --------   --------   --------   --------   --------   --------   --------
                                                         U.S. DOLLARS IN THOUSANDS
December 31, 1999..............  $184,558   $182,040   $179,578   $177,170   $174,814   $172,508   $170,252
December 31, 1998..............  $223,775   $219,828   $216,035   $212,387   $208,882   $205,501   $202,238
                                 --------   --------   --------   --------   --------   --------   --------

    The changes in portfolio values shown were ascertained by calculating the market yield of each bond given its actual market price at December 31, 1999 and 1998, raising or lowering each bond's yield by the hypothetical changes in market interest rates indicated above and, then calculating the resulting prices and the resulting aggregate market values. The modeled yield changes are assumed to occur instantaneously and equally across the yield curve. Price changes of floating rate bonds were calculated assuming coupons adjusted by the modeled amounts at their next scheduled reset date. Effects on portfolio value of prepayment related interest rate changes in the case of mortgage-backed securities are DE MINIMIS. The values indicated above are estimates and are necessarily based on various assumptions that are subjective in nature. Accordingly, the actual impact of changes in market rates on the Company's investment portfolio may be significantly greater or less than those indicated above.

FOREIGN CURRENCY RISK

    The Company's functional currency is the U.S. dollar. However, the Company writes reinsurance business in numerous geographic regions and currencies, giving rise to the risk that the ultimate settlement of receivables and payables on reinsurance transactions will differ from the amounts currently recorded as assets and liabilities in the financial statements. The Company intends to hold investments in currencies in which it will collect premiums and pay claims, thus creating a partial natural hedge against exchange rate fluctuations. The Company believes that its exposure to foreign currency risk is not material.

INFLATION

    Inflation has not had a material impact on the Company's operations for any of the three years presented. The Company has commenced writing reinsurance in Latin America, particularly in Brazil, which has experienced periods of high inflation. However, it is possible that future inflationary conditions may impact subsequent accounting periods.

THE EURO

    On January 1, 1999, a single currency, the "Euro," was adopted as the national currency of the 11 participating countries in the European Monetary Union, including Germany and Ireland, two of the countries in which the Company operates and in which the Company maintains a significant presence. ESG's German and Irish subsidiaries will not be required to use the Euro for accounting purposes prior to January 1, 2002. Due to uncertainties related to the Euro conversion, the impact of the conversion is not known. To date, the impact of the conversion has had no material impact on the Company's operations, accounting systems or financial reporting.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 ESG RE LIMITED
                          CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,                                               1999            1998
------------------                                            ----------      ----------
                                                              U.S. DOLLARS IN THOUSANDS
                                                                 EXCEPT SHARE AND PER
                                                                      SHARE DATA
ASSETS
Investments--available for sale, at fair value (cost:
  $184,767 and $211,589)....................................   $181,155        $212,387
Cash and cash equivalents...................................     28,278          16,942
Other investments...........................................     12,116           5,917
                                                               --------        --------
Total investments and cash..................................    221,549         235,246
Accrued investment income...................................      3,367           3,629
Management fees receivable..................................      1,303           3,164
Reinsurance balances receivable.............................    276,112         168,274
Reinsurance recoverable on incurred losses..................     11,462           2,761
Funds held by ceding companies..............................     15,541           3,592
Prepaid reinsurance premiums................................      9,108           2,276
Deferred acquisition costs..................................     57,807          37,625
Deferred tax asset..........................................         --             843
Other assets................................................      6,071           2,222
Cash and cash equivalents held in a fiduciary capacity......      3,364           6,741
                                                               --------        --------
TOTAL ASSETS................................................   $605,684        $466,373
                                                               --------        --------

LIABILITIES
Unpaid losses and loss expenses.............................   $136,935        $ 44,379
Unearned premiums...........................................    181,127         111,884
Acquisition costs payable...................................     73,055          45,487
Reinsurance balances payable................................     26,025           7,114
Payable for securities purchased............................        241              --
Accrued expenses, accounts payable, and other liabilities
  ($125 and $204 due to related parties)....................      8,122           5,927
Fiduciary liabilities.......................................      3,364           6,741
                                                               --------        --------
Total liabilities...........................................    428,869         221,532
                                                               --------        --------
Commitments and contingencies...............................         --              --
                                                               --------        --------

SHAREHOLDERS' EQUITY
Preference shares, 50,000,000 shares authorized; no shares
  issued and outstanding for 1999 and 1998..................         --              --
Class B common shares, 100,000,000 shares authorized; no
  shares issued and outstanding for 1999 and 1998...........         --              --
Common shares, par value $1 per share; 100,000,000 shares
  authorized; 11,598,799 shares issued and outstanding for
  1999 and 13,923,799 shares issued and outstanding for
  1998......................................................     11,599          13,924
Additional paid-in capital..................................    211,225         226,216
Accumulated other comprehensive income:
  Foreign currency translation adjustments..................     (1,702)           (574)
  Unrealized (losses) gains on securities (net of tax of $--
    and $164)...............................................     (3,612)            634
                                                               --------        --------
Accumulated other comprehensive income......................     (5,314)             60
                                                               --------        --------
Retained earnings (deficit).................................    (40,695)          4,641
                                                               --------        --------
Total shareholders' equity..................................    176,815         244,841
                                                               --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................   $605,684        $466,373
                                                               ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                    1999          1998          1997
------------------------                                 -----------   -----------   ----------
                                                               U.S. DOLLARS IN THOUSANDS
                                                            EXCEPT SHARE AND PER SHARE DATA
REVENUES
Net premiums written...................................  $   313,638   $   195,578   $   25,392
Change in unearned premiums............................      (64,085)      (96,737)     (11,981)
                                                         -----------   -----------   ----------
Net premiums earned....................................      249,553        98,841       13,411
Management fee revenue.................................        2,532         1,894        3,830
Net investment income (includes expenses of $495, $549
  and $45 for related parties).........................       13,575        12,930          598
Loss on equity investments.............................         (205)           --           --
Net realized investment (losses) gains.................       (1,974)        2,162           --
                                                         -----------   -----------   ----------
                                                             263,481       115,827       17,839
                                                         ===========   ===========   ==========
EXPENSES
Losses and loss expenses...............................      200,016        61,364        7,449
Acquisition costs......................................       66,230        26,714        4,693
Class B Warrants expense (for related party)...........           --            --        3,626
Personnel costs........................................       10,556         4,352        2,282
Professional service fees (includes $--, $378 and $--
  for related parties).................................       10,622         3,599        1,594
Expenses associated with COMED.........................        5,997            --           --
Other expenses.........................................       11,239         4,014        3,860
                                                         -----------   -----------   ----------
                                                             304,660       100,043       23,504
                                                         ===========   ===========   ==========
NET (LOSS) INCOME BEFORE TAXES.........................      (41,179)       15,784       (5,665)
Income tax expense (benefit)...........................          815         1,262         (569)
                                                         -----------   -----------   ----------
NET (LOSS) INCOME......................................  $   (41,994)  $    14,522   $   (5,096)

PER SHARE DATA
Basic net income (loss) per share......................  $     (3.17)  $      1.04   $    (4.11)
                                                         -----------   -----------   ----------
Diluted net income (loss) per share....................  $     (3.17)  $      1.03   $    (4.11)
                                                         -----------   -----------   ----------
  Basic................................................   13,260,214    13,923,799    1,238,757
  Diluted..............................................   13,260,214    14,076,443    1,238,757
                                                         ===========   ===========   ==========
Dividends declared per share...........................  $       .32   $       .30   $       --
                                                         ===========   ===========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31,                                        1999       1998       1997
------------------------                                      --------   --------   --------
                                                                U.S. DOLLARS IN THOUSANDS
COMMON SHARES (PAR VALUE)
Balance at January 1........................................  $ 13,924   $ 13,924   $     62
Issuance of shares in connection with public and private
  offerings.................................................        --         --     13,936
Shares retired during year..................................    (2,334)        --        (74)
Issuance of shares to employees.............................         9         --         --
                                                              --------   --------   --------
Balance at December 31......................................    11,599     13,924     13,924
                                                              --------   --------   --------
ADDITIONAL PAID-IN CAPITAL
Balance at January 1........................................   226,216    225,954         62
Issuance of shares in connection with public and private
  offerings.................................................        --         --    216,113
Issuance of Class A Warrants to purchase common shares......        --         --      6,215
Issuance of Class B Warrants to purchase common shares......        --         --      3,626
Shares retired during year..................................   (14,195)        --        (62)
Directors' fees taken as stock options......................       232        347         --
Dividends...................................................    (1,072)        --         --
Additional offering costs...................................        --        (85)        --
Issuance of shares to employees.............................        44         --         --
                                                              --------   --------   --------
Balance at December 31......................................   211,225    226,216    225,954
                                                              --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at January 1........................................        60        202         (4)
Foreign currency translation adjustments, net of tax........    (1,128)      (606)        36
Unrealized (losses) gains on securities, net of tax.........    (4,246)       464        170
                                                              --------   --------   --------
Balance at December 31......................................    (5,314)        60        202
                                                              --------   --------   --------
RETAINED (DEFICIT) EARNINGS
Balance at January 1........................................     4,641     (5,705)      (609)
Net (loss) income...........................................   (41,994)    14,522     (5,096)
Dividends...................................................    (3,342)    (4,176)        --
                                                              --------   --------   --------
Balance at December 31......................................   (40,695)     4,641     (5,705)
                                                              --------   --------   --------
TOTAL SHAREHOLDERS' EQUITY..................................  $176,815   $244,841   $234,375
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                        1999       1998       1997
------------------------                                      --------   --------   --------
                                                                U.S. DOLLARS IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income...........................................  $(41,994)  $ 14,522   $ (5,096)
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities
  Depreciation and amortization.............................     1,773        252        117
  Realized investment losses (gains)........................     1,974     (2,162)        --
  Amortization of premiums and discounts....................        89        200         --
  Bad debt provisions.......................................     3,416         --         --
  Non-cash compensation expenses............................       285        347      3,665
Changes in assets and liabilities:
  Accrued investment income.................................       262     (3,192)      (437)
  Management fees receivable................................     1,861         95     (1,769)
  Reinsurance balances receivable...........................  (107,838)  (142,489)   (25,785)
  Reinsurance recoverable on incurred losses................    (8,701)    (2,364)      (397)
  Funds held by ceding companies............................   (11,949)    (3,592)        --
  Prepaid reinsurance premiums..............................    (6,832)    (1,976)      (300)
  Deferred acquisition costs................................   (20,182)   (33,478)    (4,147)
  Deferred tax asset........................................       843        (55)      (573)
  Unpaid losses and loss expenses...........................    92,556     36,533      7,846
  Unearned premiums.........................................    69,243     99,716     12,168
  Acquisition costs payable.................................    27,568     35,152     10,335
  Reinsurance balances payable..............................    18,911      7,114         --
  Accrued expenses and accounts payable.....................     2,195     (2,579)     1,075
  Other assets and liabilities..............................    (1,329)    (1,065)       775
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........    22,151        979     (2,523)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of investments acquired--available for sale............  (301,290)  (436,239)  (218,694)
Proceeds from sale of investments--available for sale.......   325,129    445,305         --
Change in short-term investments............................        --     11,913    (11,913)
Purchases of fixed assets...................................    (2,686)      (967)      (203)
Purchases of intangible assets..............................      (958)       (57)      (230)
Funding of other investments................................   (10,067)    (5,917)       (16)
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........    10,128     14,038   (231,056)
                                                              ========   ========   ========
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares............................        --         --    241,296
Net change in short-term debt...............................        --         --     (1,622)
Repurchase of common shares.................................   (16,529)
Additional offering costs...................................        --        (85)        --
Dividends paid..............................................    (4,414)    (4,177)        --
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........   (20,943)    (4,262)   239,674
                                                              ========   ========   ========
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        --         (9)        86
                                                              --------   --------   --------
Net increase in cash........................................    11,336     10,746      6,181
Cash and cash equivalents at January 1......................    16,942      6,196         15
                                                              --------   --------   --------
Cash and cash equivalents at December 31....................  $ 28,278   $ 16,942   $  6,196
                                                              ========   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions
  Interest paid.............................................  $     17   $      8   $    108
  Income taxes paid.........................................       496         40        109
                                                              --------   --------   --------

   The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,                                        1999       1998       1997
------------------------                                      --------   --------   --------
                                                                U.S. DOLLARS IN THOUSANDS
Net (loss) income...........................................  $(41,994)  $14,522    $(5,096)
                                                              --------   -------    -------
Other Comprehensive income, net of tax:
  Foreign currency translation adjustments..................    (1,128)     (606)        36
  Unrealized (losses) gains on securities (net of tax of
    $--, $172 and $3).......................................    (6,220)    2,615        170
  Less reclassification adjustment for losses (gains)
    included in net income, (net of tax of $--, $11 and
    $--)....................................................     1,974    (2,151)        --
                                                              --------   -------    -------
Other comprehensive (loss) income...........................    (5,374)     (142)       206
                                                              --------   -------    -------
Comprehensive (loss) income.................................  $(47,368)  $14,380    $(4,890)
                                                              ========   =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

1. ORGANIZATION AND BUSINESS

    ESG Re Limited ("the Company") was incorporated under the laws of Bermuda on August 21, 1997. Its principal activities conducted through its subsidiaries, are to provide accident, health, credit, life and special risk reinsurance and to provide underwriting management services for these lines. During 1999, the Company established a health care division to offer medical referral, second opinion and disease management services to the German market.

    Prior to the incorporation, the Company's operations were conducted through its subsidiary, European Specialty Group Holding AG ("ESG Germany"). On December 2, 1997, the shareholders of ESG Germany entered into agreements to receive 900,000 common shares, par value $1 per share, of the Company in exchange for all of their interests in ESG Germany (the "Formation"). ESG Germany thereby became a subsidiary of the Company.

    On December 3, 1997, 2,673,799 common shares, Class A Warrants to purchase up to 1,381,200 common shares and Class B Warrants to purchase up to 1,381,200 common shares, subject to certain performance criteria, were sold (the "Direct Sales") for proceeds of $50 million.

    In December 1997, in an Initial Public Offering (the "IPO"), the Company issued 10,350,000 common shares for proceeds of $207 million. Costs including discounts and commissions associated with the Formation, Direct Sales and IPO were approximately $25.8 million, of which $21.3 million were reflected as a reduction of additional paid-in capital. The Formation, Direct Sales and IPO were accounted for as a recapitalization.

    Since 1994, ESG Germany has provided underwriting management services by operating as a personal and special risk reinsurance underwriter on behalf of certain reinsurers. ESG Germany earned management fees from reinsurance companies for administering various underwriting pools and providing underwriting services to reinsurance companies outside of the pool structure without directly participating in the underwriting results.

    Subsequent to the IPO, the Company assumed for its own account, through retrocession, risks that ESG Germany previously underwrote on behalf of its reinsurance clients. The Company exercised a contractual right provided in the pool agreements to retrocede from its reinsurance clients a 30% share of the existing pool business, retroactive to January 1, 1997, of the 1997 business it managed for its reinsurance clients. The Company also assumed additional quota share reinsurance from various pool clients. In December 1999, the Company outsourced the administration of the runoff of the reinsurance pools to AON Claims Consultancy.

    The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

    The financial statements for the year ended December 31, 1997 represent the financial performance of the Company both as a reinsurer and as a reinsurance management company. Certain items in the 1998 and 1997 financial statements have been reclassified to conform to the presentation adopted in 1999.

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company's significant accounting policies include the following:

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

    The reinsurance contracts entered into by the Company are primarily of short duration. Premiums written are recognized as earned over the coverage period in proportion to the amount of protection provided. Unearned premium reserves are established to cover the unexpired contract period.

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

(C) INVESTMENTS

    Fixed maturity securities are classified as available for sale and are reported at estimated fair value. Investments that are available for sale are expected to be held for an indefinite period but may be sold depending on interest rates and other considerations. Other investments over which the Company exercises significant influence are accounted for under the equity method. Other investments are accounted for at the lower of cost or estimated realizable value. Unrealized investment gains and losses on investments available for sale, net of applicable deferred income tax, are reported as a separate component of "accumulated other comprehensive income". Realized gains or losses on sale of investments are determined on the basis of average cost. The carrying values of investments available for sale and other investments are adjusted for impairments in value that are considered to be other than temporary.

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(D) DEFERRED ACQUISITION COSTS

    Acquisition costs, consisting principally of commissions and brokerage expenses incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income.

(E) REINSURANCE PREMIUMS CEDED

    Reinsurance premiums ceded are reported as prepaid reinsurance premiums and amortized over the respective contract or policy periods in proportion to the amount of insurance protection provided. Commissions on reinsurance ceded are deferred over the terms of the contracts of reinsurance to which they relate and amortized in proportion to the amount of insurance protection provided.

(F) MANAGEMENT FEE REVENUE

    Management fee revenue consists primarily of fees earned as compensation for underwriting and managing the reinsurance portfolio on behalf of the Company's co-reinsurers. These fees are estimated and recognized at the inception of the contracts with the co-reinsurers and amortized over the life of the contracts. In addition, adjustments to management fees and profit commission arising from underwriting results for 1997 and prior years, when the Company operated as a reinsurance management company, are estimated and accrued.

(G) INCOME TAXES

    The Company and its subsidiaries file income tax returns as required by the laws of each country in which it has operations. The Company accounts for income tax expenses and liabilities under the asset and liability method in accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes arise from the recognition of temporary differences between income reported for financial statement purposes and income for income tax purposes. These deferred taxes are measured by applying currently enacted tax rates. In addition, SFAS No. 109 requires the recognition of future benefits, such as for net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

(H) FOREIGN CURRENCY TRANSLATION

    The functional and reporting currency of the Company is U.S. dollars. Foreign currency receivables or payables that are denominated in a currency other than U.S. dollars are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars using weighted average exchange rates for the period. The resulting exchange gains or losses are included in the results of operations. Exchange gains and losses related to the translation of investments available for sale are included in the net unrealized appreciation (depreciation) of investments, net of deferred income taxes, as a separate component of "accumulated other comprehensive income." Assets and liabilities related to foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using weighted average exchange rates for the period. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from income and included as a separate component of "accumulated other comprehensive income."

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(I) EARNINGS PER SHARE

    Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of stock options and warrants to purchase common shares. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding and the dilutive potential common shares during the period of calculation.

(J) STOCK-BASED COMPENSATION

    SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method for all employee awards granted. Companies are permitted to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but must disclose in a note to the financial statements, pro forma net income and earnings per share as if SFAS
No. 123 had been applied. The Company accounts for stock-based compensation under APB No. 25 and provides the fair value method disclosures required by SFAS No. 123.

(K) CASH AND CASH EQUIVALENTS

    For purposes of the consolidated statement of cash flows, the Company considers all time deposits and commercial paper with original maturity dates of 90 days or less to be cash equivalents.

(L) USE OF ESTIMATES

    The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period as well as the disclosure of such amounts. Actual results, particularly for premiums written, premiums earned and loss reserves could materially differ from those estimates and assumptions.

(M) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of the of the Company's investments approximates their fair value and is based on quoted market prices. Due to the uncertainty with respect to both the timing and amount of the proceeds to be realized from the Company's other investments, it is not practicable to determine the fair value of these other investments. The carrying values of other financial instruments, including cash and cash equivalents, accrued investment income, and other receivables and payables approximate their estimated fair value due to the short term nature of the balances.

(N) ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not currently enter into any transactions that are covered by this statement and therefore, the Company does not anticipate any significant change to its current financial reporting.

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The AICPA issued Statement of Position 98-7, "Deposit Accounting" which is effective for financial statements with fiscal years beginning after June 15, 1999. The Company does not expect that this standard will have a significant impact on the current financial reporting.

3. INVESTMENTS

    The Company's investment portfolio at December 31, 1999 and 1998 is comprised of the following:

AS AT DECEMBER 31,                                          1999       1998
------------------                                        --------   --------
                                                            U.S. DOLLARS IN
                                                               THOUSANDS
Fixed maturities--available for sale....................   177,170    212,387
Equities................................................     3,985         --
                                                          --------   --------
Total...................................................  $181,155   $212,387
                                                          ========   ========

(A) FIXED MATURITIES AND EQUITIES

    The amortized cost, fair value and gross unrealized gains and losses of fixed maturity investments and equity investments as of December 31, 1999 and 1998 are presented in the tables below:

                                       COST OR      GROSS        GROSS      ESTIMATED
                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
AS AT DECEMBER 31, 1999                 COST        GAINS        LOSSES       VALUE
-----------------------               ---------   ----------   ----------   ---------
                                                 U.S. DOLLARS IN THOUSANDS
Corporate securities................  $105,581      $  405       $3,631     $102,355
U.S. treasury securities............    21,417         233          321       21,329
Asset-backed securities/Mortgage-
  backed securities.................    23,453         327          294       23,486
Obligations of states and political
  subdivisions......................    16,481         103          303       16,281
Foreign currency debt securities....    13,850          52          183       13,719
Equity investments..................     3,985          --           --        3,985
                                      --------      ------       ------     --------
Total...............................  $184,767      $1,120       $4,732     $181,155
                                      ========      ======       ======     ========

                                       COST OR      GROSS        GROSS      ESTIMATED
                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
AS AT DECEMBER 31, 1998                 COST        GAINS        LOSSES       VALUE
-----------------------               ---------   ----------   ----------   ---------
                                                 U.S. DOLLARS IN THOUSANDS
Corporate securities................  $138,447      $  307        $ 27      $138,727
U.S. treasury securities............    31,887         108         297        31,698
Mortgage-backed securities /Asset-
  backed securities.................     9,230          15          13         9,232
Obligations of states and political
  subdivisions......................    24,231         416          --        24,647
Foreign currency debt securities....     7,794         289          --         8,083
                                      --------      ------        ----      --------
Total...............................  $211,589      $1,135        $337      $212,387
                                      ========      ======        ====      ========

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

3. INVESTMENTS (CONTINUED)
(B) MATURITY DISTRIBUTION

    The amortized cost and fair value of fixed maturities by contractual maturity are shown in the following table:

                                                          AMORTIZED     FAIR
AS AT DECEMBER 31, 1999                                     COST       VALUE
-----------------------                                   ---------   --------
                                                            U.S. DOLLARS IN
                                                               THOUSANDS
Fixed maturities--available for sale
  Due in one year or less...............................  $  9,042    $  9,019
  Due after one year through five years.................   111,030     108,703
  Due after five years through ten years................    34,356      33,003
  Due after ten years...................................     2,902       2,959
Mortgage-backed securities /Asset-backed securities.....    23,452      23,486
                                                          --------    --------
Total...................................................  $180,782    $177,170
                                                          ========    ========

    Proceeds from the sales of investments available for sale for the years ended December 31, 1999 and 1998 were $325.1 million and $445.3 million respectively. Realized investment gains and losses for the years ended December 31, 1999 and 1998 were as follows:

FOR THE YEAR ENDED DECEMBER 31,                                1999       1998
-------------------------------                              --------   --------
                                                               U.S. DOLLARS IN
                                                                  THOUSANDS
Gross realized gains.......................................  $   460     $2,165
Gross realized losses......................................   (2,434)        (3)
                                                             -------     ------
Total net realized gains...................................  $(1,974)    $2,162
                                                             =======     ======

(C) CHANGE IN NET UNREALIZED (LOSSES) GAINS ON INVESTMENTS

AS OF DECEMBER 31,                                       1999       1998       1997
------------------                                     --------   --------   --------
                                                         U.S. DOLLARS IN THOUSANDS
Change in unrealized gains on investments, net of
  deferred taxes, included in other comprehensive
  income:
  Fixed Maturities...................................  $(6,220)    $2,787      $173
  Deferred taxes.....................................       --       (172)       (3)
                                                       -------     ------      ----
Total................................................  $(6,220)    $2,615      $170
                                                       =======     ======      ====

(D) NET INVESTMENT INCOME

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

3. INVESTMENTS (CONTINUED)
    The components of net investment income are presented in the table below:

YEARS ENDED DECEMBER 31,                               1999       1998       1997
------------------------                             --------   --------   --------
                                                       U.S. DOLLARS IN THOUSANDS
Interest on fixed maturities.......................  $12,335    $12,813      $438
Interest on other investments......................      495        126        --
Interest on cash and cash equivalents..............    1,334        608        71
Other..............................................      218         36       141
                                                     -------    -------      ----
Total investment income............................   14,382     13,583       650
Investment expenses................................     (807)      (653)      (52)
                                                     -------    -------      ----
Total..............................................  $13,575    $12,930      $598
                                                     =======    =======      ====

4. OTHER INVESTMENTS

    Other investments represents equity investments in, and loans to, reinsurance-related enterprises, ceding companies or distribution channels that are expected to generate or secure additional profitable business for the Company. The loans bear interest at rates between 6% and 9% and are repayable between one and five years. Impairment reserves have been provided against loans of $3.2 million advanced to COMED, under a $12 million loan commitment and against a loan of $0.2 million advanced in 1998 to a North American health care organization.

AS OF DECEMBER 31,                                             1999       1998
------------------                                           --------   --------
                                                               U.S. DOLLARS IN
                                                                  THOUSANDS
Equity Investments.........................................  $ 4,316     $1,971
Loans......................................................   11,216      3,946
                                                             -------     ------
                                                              15,532      5,917
Allowance for uncollectible loans..........................    3,416         --
                                                             -------     ------
                                                             $12,116     $5,917
                                                             =======     ======

5. MANAGEMENT FEES RECEIVABLE

    Management fees receivable represents management fee and related revenues that are primarily due from co-reinsurers and quota share retrocessionnaires to whom a portion of the Company's gross managed premium is allocated. At December 31, 1998, the Company had significant fees due from the

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

5. MANAGEMENT FEES RECEIVABLE (CONTINUED) reinsurers participating in the reinsurance pools in 1997 and prior years. Management fees receivable at December 31, 1999 and 1998 consist of the following:

AS OF DECEMBER 31,                                              1999       1998
------------------                                            --------   --------
                                                                U.S. DOLLARS IN
                                                                   THOUSANDS
Fees from co-reinsurers.....................................   $  935     $1,062
Management fees on 1997 and prior reinsurance pools.........      241      1,542
Other fees..................................................      127        560
                                                               ------     ------
Total.......................................................   $1,303     $3,164
                                                               ======     ======

6. DEFERRED ACQUISITION COSTS

    Activity in deferred acquisition costs for the years ended December 31, 1999 and 1998 is summarized as follows:

YEARS ENDED DECEMBER 31,                                    1999       1998
------------------------                                  --------   --------
                                                            U.S. DOLLARS IN
                                                               THOUSANDS
Balance at January 1....................................  $ 37,625   $  4,147
Acquisition costs incurred..............................    86,412     60,192
Amortization of acquisition costs.......................   (66,230)   (26,714)
                                                          --------   --------
Net change in deferred acquisition costs................    20,182     33,478
                                                          --------   --------
Balance at December 31..................................  $ 57,807   $ 37,625
                                                          ========   ========

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

7. LOSSES AND LOSS EXPENSES

    Activity in the reserve for unpaid losses and loss expenses for the years ended December 31, 1999 and 1998 is summarized as follows:

YEARS ENDED DECEMBER 31,                                        1999       1998
------------------------                                      --------   --------
                                                                 U.S. DOLLARS
                                                                 IN THOUSANDS
Balance at January 1........................................  $ 44,379   $ 7,846
Less reinsurance recoverable................................    (2,761)     (397)
                                                              --------   -------
Net balance at January 1....................................    41,618     7,449
Incurred related to:
  Current year..............................................   190,474    60,912
  Prior year................................................     9,542       452
                                                              --------   -------
Total incurred losses and loss expenses.....................   200,016    61,364
                                                              --------   -------
Paid related to:
  Current year..............................................    85,378    22,171
  Prior year................................................    30,783     5,024
                                                              --------   -------
Total paid losses and loss expenses.........................   116,161    27,195
                                                              --------   -------
Net balance at December 31..................................   125,473    41,618
Plus reinsurance recoverable on incurred losses.............    11,462     2,761
                                                              --------   -------
Balance at December 31......................................  $136,935   $44,379
                                                              ========   =======

8. INCOME TAXES

    Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. Provision for income taxes consists of corporate and other applicable income taxes payable in the various jurisdictions in which the Company conducts its business including, but not limited to, Germany, Ireland, Canada and the United Kingdom. The components of income taxes for the years presented are as follows:

YEARS ENDED DECEMBER 31,                                        1999       1998       1997
------------------------                                      --------   --------   --------
                                                                U.S. DOLLARS IN THOUSANDS
Current tax expense
  Bermuda...................................................    $ --      $   --     $  --
  Foreign...................................................     (28)      1,435         4
                                                                ----      ------     -----
Total current tax expense...................................     (28)      1,435         4
Total deferred tax expense (benefit)........................     843        (173)     (573)
                                                                ----      ------     -----
Total income tax expense (benefit)..........................    $815      $1,262     $(569)
                                                                ====      ======     =====

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

8. INCOME TAXES (CONTINUED)
    The actual income tax expense attributable to income for the three years in the period ended December 31, 1999 is based on the statutory tax rates in the Company's taxable jurisdictions, which range from 0% to approximately 50%.

YEARS ENDED DECEMBER 31,                                  1999       1998       1997
------------------------                                --------   --------   --------
                                                          U.S. DOLLARS IN THOUSANDS
Computed "expected tax expense".......................    $ --      $   --     $  --
Tax effect of foreign taxes...........................     815       1,262      (569)
                                                          ----      ------     -----
Total income tax expense (benefit)....................    $815      $1,262     $(569)
                                                          ====      ======     =====

    Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the tax laws and regulations. The principal items in the net deferred income tax asset (liability) are as follows:

YEARS ENDED DECEMBER 31,                                       1999       1998
------------------------                                     --------   --------
                                                               U.S. DOLLARS IN
                                                                  THOUSANDS
Deferred tax assets
  Net operating loss carryforward..........................  $ 6,948     $1,874
  Other assets.............................................      956        470
                                                             -------     ------
Gross deferred tax assets..................................    7,904      2,344
Less: valuation allowance..................................   (6,834)      (976)
                                                             -------     ------
Deferred tax assets after valuation allowance..............  $ 1,070     $1,368
                                                             =======     ======
Deferred tax liabilities
  Unrealized investment gains..............................     (154)      (164)
  Other liabilities........................................     (916)      (361)
                                                             -------     ------
Total deferred tax liabilities.............................  $(1,070)    $ (525)
                                                             -------     ------
Net deferred tax asset.....................................  $    --     $  843
                                                             =======     ======

    Realization of deferred tax assets is dependent on generating sufficient taxable income in the future. During 1999 and 1998, the Company recorded a valuation allowance of $6.8 million and $1.0 million, respectively, to reduce its deferred tax asset to estimated realizable value. The Company has tax loss carryforwards included in the calculation of the deferred tax asset as of December 31, 1999 and 1998, of $20.3 million and $3.4 million respectively, available to offset future foreign taxable income. Such tax loss carryforwards do not have an expiration date.

9. RETROCESSIONS

    The Company utilizes retrocessional agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from retrocessionaires of a portion of the losses and loss expenses under certain circumstances. They do not discharge the primary liability of the Company. In the event retrocessionaires were unable to meet their obligations under the retrocession agreements, the Company would be liable for such defaulted amounts. The Company

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

9. RETROCESSIONS (CONTINUED)
believes that it has minimized the credit risk with respect to its reinsurance by monitoring its retrocessionaires and avoiding concentrations with any single company.

    Losses and loss expenses incurred and earned premiums as reported in the statement of operations are after deduction for retrocessions. Written and earned premiums and losses incurred for the years ended December 31, 1999, 1998 and 1997 are comprised of the following:

YEARS ENDED DECEMBER 31,                           1999       1998       1997
------------------------                         --------   --------   --------
                                                   U.S. DOLLARS IN THOUSANDS
Premiums written:
  Assumed......................................  $333,428   $199,872   $26,143
  Ceded........................................   (19,790)    (4,294)     (751)
                                                 --------   --------   -------
Net premiums written...........................   313,638   $195,578   $25,392
                                                 --------   --------   -------
Premiums earned:
  Assumed......................................  $262,879   $100,985   $13,862
  Ceded........................................   (13,326)    (2,144)     (451)
                                                 --------   --------   -------
Net premiums earned............................  $249,553   $ 98,841   $13,411
                                                 --------   --------   -------
Losses and loss expenses:
  Assumed......................................  $212,630   $ 63,728   $ 7,846
  Ceded........................................   (12,614)    (2,364)     (397)
                                                 --------   --------   -------
Net losses and loss expenses...................  $200,016   $ 61,364   $ 7,449
                                                 ========   ========   =======

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

10. EARNINGS PER SHARE

RECONCILIATION OF NUMERATORS AND DENOMINATORS

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations:

                                               LOSS          SHARES       PER SHARE
YEAR ENDED DECEMBER 31, 1999                (NUMERATOR)   (DENOMINATOR)    AMOUNT
----------------------------                -----------   -------------   ---------
                                                   U.S. DOLLARS IN THOUSANDS
                                                EXCEPT SHARE AND PER SHARE DATA
BASIC EARNINGS PER SHARE
Net loss allocable to common
  shareholders............................     (41,994)     13,260,214     $(3.17)
Effect of dilutive securities:
  Class A Warrants........................          --              --         --
  Class B Warrants........................          --              --         --
  Director and Employee Options...........          --              --         --
  Employee Share Grant....................          --              --         --
  Repurchase of common shares.............          --              --         --
DILUTED EARNINGS PER SHARE
Net loss allocable to common
  shareholders............................    $(41,994)     13,260,214     $(3.17)
                                              ========      ==========     ======

                                              INCOME         SHARES       PER SHARE
YEAR ENDED DECEMBER 31, 1998                (NUMERATOR)   (DENOMINATOR)    AMOUNT
----------------------------                -----------   -------------   ---------
                                                   U.S. DOLLARS IN THOUSANDS
                                                EXCEPT SHARE AND PER SHARE DATA
BASIC EARNINGS PER SHARE
Net income allocable to common
  shareholders............................    $14,522       13,923,799      $1.04
Effect of dilutive securities:
  Class A Warrants........................         --          100,401         --
  Class B Warrants........................         --           34,143         --
  Director and Employee Options...........         --           18,100         --
DILUTED EARNINGS PER SHARE
Net income allocable to common
  shareholders............................    $14,522       14,076,443      $1.03
                                              =======       ==========      =====

    Class A Warrants to purchase 1,381,200 common shares at $20 per share were outstanding as of December 31, 1999 and 1998. Options to purchase up to 1,440,503 common shares, issued at exercise prices between $5.44 and $26.50, were outstanding as of December 31, 1999. Options to purchase up to 815,428 common shares, issued at exercise prices between $14.76 and $26.50, were outstanding as of December 31, 1998. The incremental shares from assumed exercise of options and warrants have not been included in the above computation for 1999 as they have an anti-dilutive effect on the net loss per common share.

11. COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT CONTRACTS

    The Company has entered into various employment contracts with terms of up to five years that have total minimum commitments of $7.9 million, excluding any performance bonuses that are

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

11. COMMITMENTS AND CONTINGENCIES (CONTINUED) determined by the Board of Directors of the Company. The contracts include various non-compete clauses following termination of employment. As of December 31, 1998, the minimum employee commitments were $7 million.

(B) LEASE COMMITMENTS

    The Company and its subsidiaries have various lease obligations. Rental expenses are amortized on the straight-line basis over the term of the lease. Total rental expense was approximately $931 thousand, $398 thousand and $286 thousand for the years ended December 31, 1999, 1998 and 1997, respectively. During the year, the Company leased new premises in Ireland, Hong Kong, Australia, Indonesia, Toronto, Thailand, Taiwan, United States and Singapore to support the growth of the Company's operations.

    The future minimum commitments under operating leases and employment contracts are as follows:

                                                LEASE      EMPLOYMENT
YEAR ENDED DECEMBER 31, 1999                 COMMITMENTS   COMMITMENTS    TOTAL
----------------------------                 -----------   -----------   --------
                                                  U.S. DOLLARS IN THOUSANDS
2000.......................................    $1,072        $3,696      $ 4,768
2001.......................................       838         2,457        3,295
2002.......................................       461         1,558        2,019
2003.......................................       233           219          452
2004.......................................       118            --          118
Over five years............................       746            --          746
                                               ------        ------      -------
Total......................................    $3,468        $7,930      $11,398
                                               ======        ======      =======

    In addition to the above commitments, the Company has outstanding loan commitments of $10.8 million as at December 31, 1999 of which $8.8 million was to COMED. As at December 31, 1998, the Company had a loan commitment of $12 million to COMED.

(C) LETTERS OF CREDIT

    Secured Letters of Credit in the amount of $39.1 million have been issued in favor of ceding companies. The letters of credit are secured by a lien on the Company's fixed maturities investment portfolio equal to 110% of the amount of the outstanding letters of credit. Unsecured Letters of Credit in the amount of $26.7 million have been issued in favor of ceding companies. As of December 31, 1998, unsecured Letters of Credit in the amount of $23.6 million have been issued in favor of ceding companies.

(D) PENSION OBLIGATIONS

    Certain subsidiaries of the Company are obligated to make defined contributions to pension plans for their employees. As of December 31, 1999 and 1998, there were outstanding liabilities for pension contributions of $448 thousand and $207 thousand respectively. Pension contribution expenses were $590 thousand, $143 thousand and $29 thousand, for the years ended December 31, 1999, 1998 and 1997, respectively.

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
(E) CONTINGENCIES

    In February 2000, Odyssey Re instituted an action in England against a broker, Stirling Cooke Brown, alleging fraud and conspiracy on the reinsurance placement of 1997 and 1998 Personal Accident and Workers Compensation "carve out" business with Odyssey Re. These proceedings mirror earlier proceedings commenced in New York which were dismissed on jurisdictional grounds. During 1998, ESG accepted a 25% quota share reinsurance treaty with Odyssey Re (UK) retroactive to January 1, 1998. This treaty covers various reinsurance contracts underwritten by Odyssey Re (UK) and retroceded to ESG. Among these ceding companies are various insurance companies involved in the litigation Odyssey Re instituted in New York over 1997 and 1998 business. This treaty terminated as of December 31, 1998 but ESG renewed its participation for 1999 directly to one of those ceding companies. In December 1999, the Company gave notice to rescind its contract with Odyssey Re (UK) for misrepresentation and failure to disclose material facts. The Company continues to investigate its position regarding the 1999 account regarding possible misrepresentation and failure to disclose material facts. At this time, the Company is unable to determine the amount of its exposure and the possible effect upon the Company's business, financial condition or results of operation from these two contracts.

12. FIDUCIARY ASSETS AND LIABILITIES

    As part of its prior underwriting pool management services, the Company collects premiums and pays claims on behalf of the pool participants. In addition to fees received for the underwriting services, the Company also earns interest income on funds it is authorized to hold in accordance with the underwriting management agreements between the Company and the pool participants. The Company is authorized to retain 25% of gross premiums as a claims fund held in bank accounts having trustee status.

13. WARRANTS

    In connection with the Direct Sales, the Company issued Class A Warrants to purchase up to 1,381,200 common shares and Class B Warrants to purchase up to 1,381,200 common shares if certain performance criteria are satisfied. The Class A Warrants are vested and are exercisable at $20 per share at any time prior to December 2007.

    Twenty percent of the Class B Warrants are available for vesting during each of the first five years following the closing date of the IPO, and will vest only if, for any 20 consecutive trading days during the one-year vesting period, the percentage change in the market price of the common shares since the closing date of the IPO exceeds the percentage change in the Wilshire 5000 Stock Price Index by at least 500 basis points. The Class B Warrants are exercisable for a period of 10 years from the date of vesting. The exercise price per Common Share is $20 and will be reduced by $1.50 on September 1, 2001. As of December 31, 1999 and 1998, 276,240 of the Class B Warrants are vested and are exercisable.

    For the year ended December 31, 1997, in accordance with the Emerging Issues Task Force Consensus 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services," the Company recorded compensation

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

13. WARRANTS (CONTINUED)
expense of $3.6 million paid to a related party. This expense was reflected as a charge to the statement of operations, and as an increase to additional paid-in capital.

14. STOCK-BASED COMPENSATION

(A) EMPLOYEE STOCK OPTION PLAN

    On December 12, 1997, the Company adopted the 1997 Employees Stock Option Plan (the "Stock Option Plan") under which employees of the Company and its subsidiaries are eligible to participate. The Stock Option Plan is administered by the Board of Directors. Subject to the provisions of the Stock Option Plan, the Board of Directors has sole discretionary authority to interpret the Stock Option Plan and to determine the terms and conditions of the awards.

    The exercise price of the option are determined by the Board of Directors when the options are granted. Options granted under the Stock Option Plan are freely assignable subject to certain limitations. The Company has reserved 2,000,000 common shares for issuance under the Stock Option Plan.

    As of December 31, 1999, options to purchase a total of 980,075 shares of common stock were granted, net of forfeitures, to officers and employees of the Company (1998: 609,000). Options granted under the Employee Stock Option Plan generally vest at 25% at the date of grant and at 25% on each of the second, third and fourth anniversaries of the date of grant. All options are exercisable at the fair market value of the stock at the date of the grant and expire 10 years after the date of the grant.

(B) DIRECTORS' STOCK OPTION PLAN

    On December 12, 1997, the Company adopted the ESG Re Limited Non-management Directors' Compensation and Option Plan (the "Directors' Plan"), under which non-management directors are compensated for their service on the Board. Non-management directors who were on the Board at the time of the closing of the offering, or who joined the Board within one year of the closing were granted stock options to purchase up to 10,000 common shares. Options granted on December 12, 1997, the date of the IPO, were granted at the IPO price of $20 per share. Each non-management director receives fees for services as a member of the Board of Directors and its committees, in amounts determined by the Board of Directors, to be paid in a combination of cash and common shares, as determined by the Board. A Director may elect to receive all or a portion of such fees in the form of options to purchase common shares equal to two times the fees that would otherwise be payable. A director may also elect to defer receipt of the fees, and if so deferred, will receive deferred compensation indexed to the greater of (i) the total return on the common shares; or (ii) the one-year U.S. Treasury bill rate. If a director does not elect the payment in options or deferred compensation alternatives, the fees will be paid in a combination of cash and shares as determined by the Board. Shares granted under the Directors' Plan will not be transferable for six months after receipt. The Company has reserved 1,000,000 common shares for issuance under the Directors' Plan.

    To date all non-management directors have elected to receive their fees as options to purchase shares. As a result, a total of 460,428 shares of common stock have been granted, net of forfeitures, as stock options as of December 31, 1999 (1998:206,428). Compensation expense related to these grants of

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

14. STOCK-BASED COMPENSATION (CONTINUED)
$232 thousand and $347 thousand was recognized for the years ending December 31, 1999 and 1998, respectively.

    Options granted under the Directors' Plan vest 100% at the date of grant. All options are exercisable at fair market value of the stock at the date of grant and expire 10 years after the date of grant.

    A summary of the status of the Company's outstanding stock options as of December 31, 1999 and 1998 is presented below:

                                               1999                        1998                        1997
                                    --------------------------   -------------------------   -------------------------
                                                   WEIGHTED                    WEIGHTED                    WEIGHTED
                                                   AVERAGE                     AVERAGE                     AVERAGE
                                     SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                    ---------   --------------   --------   --------------   --------   --------------
                                                                U.S. DOLLARS IN THOUSANDS
Outstanding at January 1..........    815,428       $21.90       469,714        $20.00            --            --
  Granted.........................  1,033,500       $11.68       355,214        $24.50       469,714        $20.00
  Exercised.......................         --           --            --            --            --            --
  Forfeited.......................   (408,425)      $19.66        (9,500)       $25.13            --            --
                                    ---------       ------       -------        ------       -------        ------
Outstanding at December 31........  1,440,503       $15.20       815,428        $21.90       469,714        $20.00
                                    ---------       ------       -------        ------       -------        ------
Options exercisable at December
  31..............................  1,005,378       $13.54       358,678        $22.37       189,214        $20.00
                                    ---------       ------       -------        ------       -------        ------
Average fair value of options
  granted during the year.........                  $ 0.88                      $ 6.73                      $ 7.00
                                                    ======                      ======                      ======

    The fair value of each option grant was estimated using the Black/Scholes option pricing model with the following assumptions: (i) dividend yield of 8.0%;
(ii) expected volatility of 65.6%; (iii) risk-free rate of 6.3%; and (iv) expected life of 8 years.

    The Company applies APB Opinion 25 and Related Interpretations in accounting for stock based compensation. Had the compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS No. 123, the Company's net loss and earnings per share would have been adjusted to the proforma amounts indicated below:

YEARS ENDED DECEMBER 31,                                        1999        1998        1997
------------------------                                      ---------   ---------   ---------
                                                              U.S. DOLLARS IN THOUSANDS, EXCEPT
                                                                  SHARE AND PER SHARE DATA
Net (loss) income
  As reported...............................................  $(41,994)    $14,522     $(5,096)
  Pro forma.................................................   (42,311)     12,526      (5,409)
                                                              --------     -------     -------
Net (loss) income per share
  As reported...............................................  $  (3.17)    $  1.04     $ (4.11)
  Pro forma.................................................     (3.19)       0.90       (4.37)
                                                              ========     =======     =======

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

14. STOCK-BASED COMPENSATION (CONTINUED)
    The weighted average remaining contractual life of options outstanding at December 31, 1999, is presented below:

                                                                                            WEIGHTED
                                                                                            AVERAGE
                                                NUMBER OF OPTIONS   NUMBER OF OPTIONS      REMAINING
RANGE                                              OUTSTANDING         EXERCISABLE      CONTRACTUAL LIFE
-----                                           -----------------   -----------------   ----------------
$5.44 to $7.75................................        465,000             453,750           10 years
$8.85.........................................          3,000               3,000           10 years
$14.75 to $20.25..............................        706,289             398,289            9 years
$22.50 to $26.50..............................        266,214             150,339            8 years
                                                    ---------           ---------           --------
                                                    1,440,503           1,005,378            9 years
                                                    =========           =========           ========

15. RELATED PARTIES

    In 1997, the Company entered into an agreement with Head Asset Management L.L.C. ("Head Asset Management"), an affiliate of Head & Company L.L.C. ("Head Company"), relating to the provision of investment management services. The Chairman of the Board of Directors and Chief Executive Officer is a Managing Member of Head Company. Pursuant to this agreement, which is subject to the Company's investment guidelines and other restrictions, the Company will pay Head Asset Management a fee equal to the sum of (i) 0.25% per annum of the first $200 million of assets under management; and (ii) 0.15% per annum of assets under management in excess of $200 million. The Company incurred expenses of $495 thousand and $549 thousand under this agreement for the years ended December 31, 1999 and 1998, respectively.

    In 1997, Head Company provided support and assistance in connection with the planning, structuring and formation of the Company, as well as capital raising in connection with the Direct Sales and IPO. For advisory services rendered by Head Company, the Company incurred fees and expenses of $2.7 million of which $2.5 million was paid in January 1998. These expenses were reflected as a reduction of additional paid-in capital. In January 1998, the Company entered into an agreement with Head Company to provide financial advisory services as required by the Company for a monthly fee of $50 thousand. Under this agreement, the Company incurred fees and direct expenses of $378 thousand in 1998. The agreement was terminated in the second quarter of 1998. Certain former shareholders of ESG Germany that participated in the Formation have agreed to indemnify ESG Germany for certain contingent liabilities applicable to activity prior to 1997. Management believes that the likelihood of incurring a loss related to any of those contingent liabilities is remote.

16. SEGMENT INFORMATION

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that an enterprise disclose information about its operating segments. The Company considers its reinsurance activities to constitute a single operating segment on the basis that such activities are monitored and evaluated primarily on a company wide basis. Investments are held in support of reinsurance activities and are considered to be a part of the reinsurance segment. In 1999, the Company established a Health Care division, which management considers a separate segment under

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

16. SEGMENT INFORMATION (CONTINUED)
SFAS No. 131. Assets and liabilities of the Health Care segment are immaterial, as the only significant asset, loans to COMED, has been fully reserved. The Company plans to divest the Health Care segment in 2000. The Company plans to retain a significant, non-controlling equity interest in the venture. Segment disclosures for years ended December 31, 1998 and 1997 have not been included as the Company previously operated solely through its reinsurance division, which management considered a single segment. Results for both segments in 1999 are detailed below:

SEGMENT                                                 REINSURANCE   HEALTH CARE
-------                                                 -----------   -----------
                                                        U.S. DOLLARS IN THOUSANDS
REVENUES
Net premiums written..................................    $313,638      $     --
Change in unearned premiums...........................     (64,085)           --
                                                          --------      --------
Net premiums earned...................................     249,553            --
Management fee revenue................................       2,283           249
Net investment income.................................      13,524            51
Loss on equity investments............................        (205)           --
Net realized investment (losses) gains................      (1,974)           --
                                                          --------      --------
                                                           263,181           300
EXPENSES
Losses and loss expenses..............................     200,016            --
Acquisition costs.....................................      66,230            --
Class B Warrants expense (for related party)..........          --            --
Personnel costs.......................................       9,393         1,163
Professional service fees.............................       8,166         2,456
Expenses associated with COMED........................          --         5,997
Other expenses........................................       8,931         2,308
                                                          --------      --------
                                                           292,736        11,924
                                                          ========      ========

NET (LOSS) BEFORE TAXES...............................    $(29,555)     $(11,624)
                                                          ========      ========

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

16. SEGMENT INFORMATION

    The following table provides summary financial information by the Company's lines of business and geographic regions of the reinsurance segment. Revenues are allocated geographically on the basis of the location of the legal entity that retains the reinsurance risk.

YEAR ENDED
DECEMBER 31, 1999                   MEDICAL    ACCIDENT   SPECIAL RISK    CREDIT      LIFE      OTHER       TOTAL
-----------------                  ---------   --------   ------------   --------   --------   --------   ---------
                                                              U.S. DOLLARS IN THOUSANDS
Gross premiums written...........  $ 252,412   $ 66,514     $ 2,559      $ 1,851    $ 6,934     $3,158    $ 333,428
Net premiums written.............    240,742     61,549       2,426          714      5,550      2,657      313,638
Net premiums earned..............    188,444     42,443       2,811        3,933      9,593      2,329      249,553
Losses and loss expenses.........   (154,879)   (33,001)       (834)      (2,424)    (8,015)      (863)    (200,016)
Acquisition costs................    (52,874)    (9,287)     (1,086)        (795)    (1,516)      (672)     (66,230)
Operating costs..................    (17,324)    (4,393)       (287)        (421)      (976)      (263)     (23,664)
                                   ---------   --------     -------      -------    -------     ------    ---------
Net underwriting income (loss)...  $ (36,633)  $ (4,238)    $   604      $   293    $  (914)    $  531    $ (40,357)
                                   =========   ========     =======      =======    =======     ======    =========

YEAR ENDED
DECEMBER 31, 1998                 MEDICAL    ACCIDENT   SPECIAL RISK    CREDIT      LIFE      OTHER      TOTAL
-----------------                 --------   --------   ------------   --------   --------   --------   --------
                                                            U.S. DOLLARS IN THOUSANDS
Gross premiums written..........  $119,157   $ 52,254      $5,120      $12,346    $10,995    $     --   $199,872
Net premiums written............   117,353     50,814       4,943       11,910     10,558          --    195,578
Net premiums earned.............    40,875     46,038       2,571        4,856      4,501          --     98,841
Losses and loss expenses........   (24,646)   (29,003)       (859)      (3,448)    (3,408)         --    (61,364)
Acquisition costs...............   (14,241)   (10,207)       (906)        (837)      (523)         --    (26,714)
Operating costs.................    (3,584)    (4,036)       (228)        (420)      (534)         --     (8,802)
                                  --------   --------      ------      -------    -------    --------   --------
Net underwriting income
  (loss)........................  $ (1,596)  $  2,792      $  578      $   151    $    36    $     --   $  1,961
                                  ========   ========      ======      =======    =======    ========   ========

YEAR ENDED
DECEMBER 31, 1997                 MEDICAL    ACCIDENT   SPECIAL RISK    CREDIT      LIFE      OTHER      TOTAL
-----------------                 --------   --------   ------------   --------   --------   --------   --------
                                                            U.S. DOLLARS IN THOUSANDS
Gross premiums written..........  $  9,989   $  9,357      $  396      $ 6,401    $    --    $     --   $ 26,143
Net premiums written............     9,937      8,723         376        6,356         --          --     25,392
Net premiums earned.............     5,964      3,778         243        3,426         --          --     13,411
Losses and loss expenses........    (3,624)    (1,907)       (139)      (1,779)        --          --     (7,449)
Acquisition costs...............    (2,099)    (1,303)        (85)      (1,206)        --          --     (4,693)
                                  --------   --------      ------      -------    -------    --------   --------
Net underwriting income.........  $    241   $    568      $   19      $   441    $    --    $     --   $  1,269
                                  ========   ========      ======      =======    =======    ========   ========

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

16. SEGMENT INFORMATION (CONTINUED)

YEARS ENDED DECEMBER 31,                           1999       1998       1997
------------------------                         --------   --------   --------
                                                   U.S. DOLLARS IN THOUSANDS
REVENUE EARNED:
Bermuda........................................  $ 75,666   $ 43,839   $13,763
Ireland........................................   173,860     59,281        --
Germany........................................    12,397      8,812     3,989
Other..........................................     1,558      3,895        87
                                                 --------   --------   -------
Total revenues.................................  $263,481   $115,827   $17,839
                                                 ========   ========   =======

17. SIGNIFICANT CLIENTS

    For the year ended December 31, 1999, one client contributed $64.1 million to total revenue. For the year ended December 31, 1998, one significant client relationship contributed $25.1 million to total revenue. For the year ended December 31,1997, three significant client relationships contributed
$3.6 million, $2.6 million and $2.4 million to total revenue.

18. STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

    Under Bermuda law, the Company is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital (common share capital) and share premium (additional paid-in capital) accounts.

    Under the Bermuda Insurance Act, 1978, amendments thereto and Related Regulations, ES Bermuda is required to maintain certain measures of solvency and liquidity. For the years ended December 31, 1999 and 1998, these requirements have been met. The statutory capital and surplus of ES Bermuda was $131.0 million and $137.1 million and the minimum required statutory capital and surplus was $13.2 million and $8.7 million as of December 31, 1999 and 1998, respectively. The minimum required level of liquid assets was $81.4 million and $55.2 million with actual liquid assets of $138.5 million and $109.7 million as of December 31, 1999 and 1998, respectively.

19. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

    The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in the same systems that use certain dates in 1999 to represent something other than a date.

    Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

20. UNAUDITED QUARTERLY FINANCIAL DATA

                                            FIRST        SECOND       THIRD        FOURTH
1999 OPERATING DATA                        QUARTER      QUARTER      QUARTER      QUARTER
-------------------                       ----------   ----------   ----------   ----------
                                           U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA
Net Premiums written...................    $143,566      $40,304      $59,919      $69,850
Net Premiums earned....................      58,124       67,522       67,626       56,282
Management fee revenue.................         817        1,123         (159)         751
Net investment income..................       3,300        3,722        3,512        3,041
Losses and loss expenses...............      34,751       48,909       57,012       59,345
Acquisition costs......................      18,810       14,108       19,761       13,552
Underwriting profit (loss).............       4,563        4,505       (9,147)     (16,615)
Net income (loss)......................       3,991        3,472      (23,160)     (26,299)
Earnings per common share:
  Basic net income (loss) per share....    $   0.29      $  0.25      $ (1.68)     $ (2.04)
  Diluted net income (loss) per
    share..............................        0.29         0.25        (1.68)       (2.04)
  Weighted average shares
    outstanding (000's):
    Basic..............................      13,924       13,923       13,792       12,907
    Diluted............................      13,934       13,924       13,792       12,907

                                            FIRST        SECOND       THIRD        FOURTH
1998 OPERATING DATA                        QUARTER      QUARTER      QUARTER      QUARTER
-------------------                       ----------   ----------   ----------   ----------
                                           U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA
Net Premiums written....................    $84,156      $19,526      $53,915      $37,981
Net Premiums earned.....................     23,219       18,090       26,134       31,398
Management fee revenue..................        970          229          181          514
Net investment income...................      3,020        3,211        3,359        3,340
Losses and loss expenses................     15,642       11,340       15,940       18,442
Acquisition costs.......................      5,270        4,434        7,324        9,686
Underwriting profit.....................      2,307        2,316        2,870        3,270
Net income..............................      3,251        3,247        3,994        4,030
Earnings per common share:
  Basic net income per share............    $  0.23      $  0.23      $  0.29      $  0.29
  Diluted net income per share..........       0.23         0.23         0.29         0.29
  Weighted average shares
    outstanding (000's):
    Basic...............................     13,924       13,924       13,924       13,924
    Diluted.............................     14,374       14,231       13,925       13,926

                                 ESG RE LIMITED

                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997

20. UNAUDITED QUARTERLY FINANCIAL DATA (CONTINUED)

                                            FIRST        SECOND       THIRD        FOURTH
1997 OPERATING DATA                        QUARTER      QUARTER      QUARTER      QUARTER
-------------------                       ----------   ----------   ----------   ----------
                                           U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA
Net Premiums written....................    $    --      $    --      $    --      $25,392
Net Premiums earned.....................         --           --           --       13,411
Management fee revenue..................      2,378          217          356          879
Net investment income...................         --           15            6          577
Losses and loss expenses................         --           --           --        7,449
Acquisition costs.......................         --           --           --        4,693
Underwriting profit.....................         --           --           --        1,269
Net income (loss).......................    $   450      $  (252)     $  (310)     $(4,984)
Earnings per common share:
  Basic net income (loss) per share.....    $  2.50      $ (1.40)     $ (0.40)     $ (1.32)
  Diluted net income (loss) per share...       2.50        (1.40)       (0.40)       (1.32)
  Weighted average shares outstanding
    (000's):............................        180          180          783        3,778
                                            -------      -------      -------      -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS

    The table below sets forth the names, ages and titles of the persons who are executive officers of the Company and/or its principal operating subsidiaries as of March 15, 2000.

NAME                                  AGE                   POSITION
----                                --------   ----------------------------------
John C Head III...................     51      Chairman and Chief Executive
                                               Officer
Steven H. Debrovner...............     62      Chief Executive
                                               Officer--Reinsurance Division
Gerald Moeller....................     56      Chief Executive Officer--Health
                                               Division
Joan H. Dillard...................     48      Chief Financial Officer
Margaret L. Webster...............     49      Chief Administration Officer and
                                               Corporate Secretary
Cormac Treacy.....................     35      Controller

    John C Head III has served as Chairman of the Board since the inception of the Company. He was appointed Chief Executive Officer of the Company in September 1999 upon the resignation of Wolfgang M. Wand. Mr. Head has been a Managing Member of Head & Company L.L.C., an investment banking firm specializing in the insurance industry, since 1987. Mr. Head is also a director of Partner Re Ltd., FFTW, Inc. and other private companies.

    Steven H. Debrovner co-founded ESG Germany in 1993. From 1987 to 1992,
Mr. Debrovner served as the head of marketing for all non-life business at CIGNA Worldwide headquarters in Philadelphia. In 1974, he created the European accident and health activities for AFIA and, subsequently, CIGNA. Mr. Debrovner has more than 30 years of insurance underwriting experience, having started with American International Group, Inc. in 1967.

    Gerald Moller joined the Company as Chief Executive Officer of its Health Division on July 1, 1999. Prior thereto Dr. Moller was head of marketing and development for Pharma, Roche and a member of the executive committee of Hoffman La Roche, in Basel, from April 1998 to December 1998. From May 1995 to March 1998, he was Chief Executive Officer of Boehringer Mannheim Group, Amsterdam, and a member of the Board of Corange Ltd., Bermuda. He served as Chief Executive Officer of Boehringer Mannheim Therapeutics, Mannheim, from May 1994 to May 1995. Dr. Moller also serves as Director and Chairman of Morphosys AG in Munich.

    Joan H. Dillard has been Chief Financial Officer of ESG Re since March 1998. From 1993 to 1998, Ms. Dillard was Senior Vice President of TIG Insurance Company in Dallas, Texas. During this time, she served in various positions such as Chief Financial Officer of Personal Lines, Treasurer, and the Director of the Alternative Distribution Business Unit. Between 1990 and 1993, Ms. Dillard acted as Senior Vice President and Treasurer of USF&G Corporation in Baltimore, Maryland. Prior to that, Ms. Dillard served as Treasurer of American General Finance Company, Assistant Treasurer of American General Corporation and as Financial Manager of The Johns Hopkins Hospital.

    Margaret L. Webster has been Chief Administrative Officer since March 1999. From November 1997 to March 1999, Ms. Webster was V.P. Systems of Lincoln National Life Insurance in Ft. Wayne, Indiana. Between 1995 and 1997, she was V.P. Systems of TIG Insurance Company in Dallas, Texas. Prior to that, Ms. Webster served in various positions, such as Attorney, V.P. of Human Resources, V.P. of Quality and Professional Standards at Alexander & Alexander in Baltimore, Maryland.

    Cormac G. Treacy has been Controller of ESG Re Limited since November 1998. Prior to that, he spent eleven years with American International Group, Inc. in various positions, such as Controller Direct Marketing, American International Underwriters and Financial Controller, Landmark Insurance Company (UK) Limited.

    The information with respect to directors of the Company is contained under the captions "Election of Directors" in the Proxy Statement and is incorporated herein by reference in response to this item.

    The information required in this item with respect to Section 16(a) compliance disclosure is incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

    The Information with respect to executive compensation is contained under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference in response to this item.

    On February 25, 2000, a restricted stock plan "2000 Restricted Stock Plan" was approved by the Board of Directors The purpose of the Plan is to provide an incentive to the officers and certain other key employees of the Company and its affiliates (as determined by the Compensation Committee of the Board of Directors) to contribute to the Company's future success and prosperity by making available to them an opportunity to acquire a proprietary interest or to increase their proprietary interest in the Company and to enhance the ability of the Company and its affiliates to attract and retain qualified individuals upon whom, in large measure, the progress, growth, and profitability of the Company depend. The Compensation Committee has discretionary authority to interpret the 2000 Restricted Stock Plan and to determine the terms of any awards, when, if and to whom awards are granted, and the number of Common Shares covered by each award.

    An S-8 Registration Statement was filed and effective on March 13, 2000 covering this Plan. The Board of Directors made grants to 25 key employees of the Company on March 14, 2000, totaling 616,400 shares. The shares will vest as follows, assuming the employee remains in the employ of the Company until the vest date: 25% on September 14, 2000; 25% on September 14, 2001; 25% on September 14, 2002; and 25% on September 14, 2003. Mr. Head was awarded 350,000 shares pursuant to the terms of his employment agreement. Mr. Debrover was awarded 41,200 shares. Ms. Dillard was awarded 30,600 shares. Ms. Webster was awarded 25,000 shares. Mr. Treacy was awarded 13,200 shares.

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

10.3*                   Employment Agreement between ESG Re Limited and Steven H.
                        Debrovner, dated as of December 1, 1997

10.4                    Employment Agreement between ESG Re Limited and John C Head
                        III, dated as of September 1, 1999

10.5                    Employment Agreement between ESG Re Limited and Joan H.
                        Dillard, dated as of March 23, 1998

10.6                    Employment Agreement between ESG Re Limited and Margaret L.
                        Webster, dated as of March 1, 1999

10.6*                   Employment Agreement between European Specialty (North
                        America) Limited and Renate M. Nellich, dated as of December
                        1, 1997

10.7*                   Investment Advisory Agreement between ESG Re Limited and
                        Head Asset Management L.L.C., dated as of December 1, 1997

10.8*                   Investment Advisory Agreement between European Specialty
                        Ruckversicherung AG and Head Asset Management L.L.C., dated as of December 1, 1997

10.9*                   Form of Registration Rights Agreement between ESG Re Limited and the Direct Purchasers named therein

10.10**                 Form of Non-Management Directors' Compensation and Option
                        Plan, approved on December 3, 1997 between ESG Re Limited and non-employee director optionees

10.11**                 Form of 1997 Stock Option Plan, approved on December 3, 1997 between ESG Re Limited and certain optionees

10.12***                Form of 2000 Restricted Stock Plan, approved on February 25,
                        2000 between ESG Re Limited and certain recipients

22.1*                   Subsidiaries of the Registrant

27.1                    Financial Data Schedule

------------------------

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

*** Incorporated by reference to the Registration Statement on Form S-8 of the Company, as filed with the Securities and Exchange Commission on March 13, 2000 (registration No. 333-32302).

(b) Reports on Form 8-K. The Company filed reports on Form 8-K on September 15, 1999, October 22, 1999, December 16, 1999 and December 28, 1999. There were no other reports on Form 8-K filed during the period from January 1, 1999, to December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto authorized,on March 30, 2000.

                                                       ESG RE LIMITED

                                                       BY:             /S/ JOAN H. DILLARD
                                                            -----------------------------------------
                                                                      Name: Joan H. Dillard
                                                                  Title: Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   SIGNATURE                                     TITLE                        DATE
                   ---------                                     -----                        ----
              /s/ JOHN C HEAD III                 Chairman of the Board,
     --------------------------------------         Chief Executive Officer and          March 30, 2000
                John C Head III                     Director

            /s/ STEVEN H. DEBROVNER               Chief Executive
     --------------------------------------         Officer--Reinsurance and Director    March 30, 2000
              Steven H. Debrovner

              /s/ JOAN H. DILLARD                 Chief Financial Officer
     --------------------------------------                                              March 30, 2000
                Joan H. Dillard

               /s/ GERALD MOLLER                  Chief Executive Officer--Health
     --------------------------------------                                              March 30, 2000
                 Gerald Moller

              /s/ DAVID L. NEWKIRK                Director
     --------------------------------------                                              March 30, 2000
                David L. Newkirk

              /s/ EDWARD A. TILLY                 Director
     --------------------------------------                                              March 30, 2000
                Edward A. Tilly

                                 ESG RE LIMITED

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of ESG Re Limited

    We have audited the accompanying consolidated balance sheets of ESG Re Limited and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE

Chartered Accountants
Hamilton, Bermuda
March 10, 2000