Form 10-K/A
period 1999-12-31
ESG RE LTD
filed 2000-04-19
CIK 1049624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15()
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 000-2348\

                                   -----------

                                 ESG RE LIMITED

             (Exact name of registrant as specified in its charter)

                    BERMUDA                                      NOT APPLICABLE
(State or other jurisdiction of Incorporation of      (I.R.S. Employer Identification No.)
                 organization)



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

                                   -----------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/   No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K 9 / /

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 24, 2000, was $50,730,120.75 based on the closing price of $4.25 on that date.

         The number of the Registrant's common shares (par value $1.00 per share) outstanding as of March 24, 2000, was 11,936,499.

         The sole purpose of this Amendment No. 1 is to file Exhibits 10.4, 10.5, and 10.6, as shown in the list of Exhibits contained in Part IV, Item 14 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2000.

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


-----------

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated:  April 18, 2000


                                 ESG RE LIMITED

                                 BY: /s/ MARGARET L. WEBSTER


                                 Name: Margaret L. Webster
                            Title: Chief Administrative Officer, General Counsel
                                   and Company Secretary