Form 10-Q
period 2000-03-31
ESG RE LTD
filed 2000-05-15
CIK 1049624

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                        Commission file number 000-23481
                                -----------------

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

                                -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No {_}

The number of the Registrant's common shares (par value $1.00 per share) outstanding as of May 11, 2000, was 11,853,108.


================================================================================

                                 ESG RE LIMITED
          1.1 Index to the Condensed Consolidated Financial Statements



                                                                            PAGE
                                                                            ----

Condensed Consolidated Balance Sheets as of  March 31, 2000 (unaudted)        1
   and December 31, 1999
Condensed Consolidated Statements of Operations for the three months
   ended March 31, 2000 and 1999 (unaudited)                                  2
Condensed Consolidated Statements of Cash Flows for the three months
   ended  March 31, 2000 and 1999 (unaudited)                                 3
Condensed Consolidated Statements of Comprehensive Income for the three
   months ended March 31, 2000 and 1999 (unaudited)                           4
Notes to the Condensed Consolidated Financial Statements (unaudited)          5
Independent Accountants' Review Report                                        8

                         PART I - FINANCIAL INFORMATION
               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                 ESG RE LIMITED
                      Condensed Consolidated Balance Sheets
           (U.S. dollars in thousands except share and per share data)


                                                                               March 31,      December 31,
                                                                                  2000            1999
                                                                              ----------------------------
ASSETS                                                                        (Unaudited)
     Investments - available for sale, at fair value
        (cost: $178,784 and $184,767)                                           $174,697       $181,155
     Cash and cash equivalents                                                    25,668         28,278
     Other Investments                                                            11,585         12,116
                                                                              ----------------------------
         Total investments and cash                                              211,950        221,549

     Accrued investment income                                                     3,132          3,367
     Management fees receivable                                                    1,158          1,303
     Reinsurance balances receivable                                             318,317        276,112
     Reinsurance recoverable on incurred losses                                   12,940         11,462
     Funds retained by ceding companies                                           19,462         15,541
     Prepaid reinsurance premiums                                                 13,091          9,108
     Deferred acquisition costs                                                   75,406         57,807
     Receivable for securities sold                                                   --             --
     Other assets                                                                 12,391          6,071
     Cash and cash equivalents held in a fiduciary capacity                        3,628          3,364
                                                                              ----------------------------
TOTAL ASSETS                                                                    $671,475       $605,684
                                                                              ============================
LIABILITIES
     Unpaid losses and loss expenses                                            $144,725       $136,935
     Unearned premiums                                                           229,996        181,127
     Acquisition costs payable                                                    85,948         73,055
     Reinsurance balances payable                                                 35,419         26,025
     Payable for securities purchased                                                 18            241
     Accrued  expenses,  accounts  payable,  and other liabilities ($120 and       7,779          8,122
     $125 due to related parties)
     Fiduciary liabilities                                                         3,628          3,364
                                                                              ----------------------------
         Total liabilities                                                       507,513        428,869
                                                                              ----------------------------
SHAREHOLDERS' EQUITY
     Preference shares, 50,000,000 shares authorized; no shares issued and
         outstanding for 2000 and 1999                                                --             --
     Class B common shares, 100,000,000 shares authorized; no  shares
         issued and outstanding for 2000 and 1999                                     --             --
     Common shares, par value $1 per share; 100,000,000 shares authorized;
         11,853,108 shares issued and outstanding for 2000 and 11,598,799
         shares issued and outstanding for 1999                                   11,853         11,599
     Additional paid-in capital                                                  211,545        211,225
     Accumulated other comprehensive income:
         Foreign currency translation adjustments, net of tax                     (1,156)        (1,702)
         Unrealized (losses) on securities,  net of reclassification
              adjustments and tax                                                 (4,087)        (3,612)
                                                                              ----------------------------
     Accumulated other comprehensive income:                                      (5,243)        (5,314)
                                                                              ----------------------------
     Retained (deficit)                                                          (50,920)       (40,695)
                                                                              ----------------------------
     Deferred compensation                                                        (3,273)            --
                                                                              ----------------------------
         Total shareholders' equity                                              163,962        176,815
                                                                              ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $671,475       $605,684
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

                                 ESG RE LIMITED
                 Condensed Consolidated Statements of Operations
           (U.S. dollars in thousands except share and per share data)
                                   (Unaudited)

                                                     Three Months Ended
                                            ---------------------------------
                                            March 31, 2000     March 31, 1999
                                            ---------------------------------
REVENUES

     Net premiums written                   $    104,648        $    143,566
     Change in unearned premiums                 (46,668)            (85,442)
                                            --------------------------------

     Net premiums earned                          57,980              58,124
     Management fee revenue                          549                 817
     Net investment income                         2,927               3,300
     Gain on equity investments                      334                  --
     Net realized investment losses               (1,415)                 --
                                            --------------------------------
                                                  60,375              62,241
                                            --------------------------------
EXPENSES
     Losses and loss expenses                     45,301              34,751
     Acquisition costs                            14,698              18,810
     Administrative expenses                      10,601               4,523
                                            --------------------------------
                                                  70,600              58,084
                                            --------------------------------
NET (LOSS) INCOME BEFORE TAXES                   (10,225)              4,157
     Income tax expense                               --                 166
                                            --------------------------------

NET (LOSS) INCOME                           $    (10,225)       $      3,991
                                            ================================

  PER SHARE DATA
     Basic net (loss) income per share      $      (0.88)       $       0.29
                                            ================================
     Diluted net (loss) income per share    $      (0.88)       $       0.29
                                            ================================

     Weighted average shares outstanding
        Basic                                 11,575,898          13,923,799
        Diluted                               11,575,898          13,933,547
                                            ================================

     Dividends declared per share           $       0.08        $       0.08
                                            ================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 ESG RE LIMITED
                 Condensed Consolidated Statements of Cash Flows
                           (U.S. dollars in thousands)
                                   (Unaudited)


                                                                   Three Months Ended
                                                          ---------------------------------
                                                          March 31, 2000     March 31, 1999
                                                          ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) operating activities        $  2,084                $ (3,297)
                                                          ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Cost  of  fixed maturity investments                   (50,086)                (66,888)
         acquired - available for sale
     Proceeds from sale of fixed  maturity                   53,821                  78,812
        investments - available for sale
     Funding of strategic investments                        (4,340)                 (5,000)
     Purchases of fixed assets                                 (450)                   (704)
     Purchases of intangible assets                            (690)                   (920)
                                                          ---------------------------------
Net cash provided by investing activities                    (1,745)                  5,300
                                                          ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                          (1,009)                 (1,114)
     Repurchase of common shares                             (1,940)                     --
                                                          ---------------------------------
Net cash used in financing activities                        (2,949)                 (1,114)
                                                          ---------------------------------
Net (decrease) increase in cash                              (2,610)                    889
Cash and cash equivalents at January 1                       28,278                  17,831
                                                          ---------------------------------
Cash and cash equivalents at March 31                      $ 25,668                $ 16,923
                                                          =================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 ESG RE LIMITED
            Condensed Consolidated Statements of Comprehensive Income
                           (U.S. dollars in thousands)
                                   (Unaudited)


                                                                 Three Months Ended
                                                         March 31, 2000        March 31, 1999
                                                        -------------------------------------

Net (loss) income                                             $(10,225)               $3,991
                                                        -------------------------------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                         546                     7
  Unrealized losses on securities:
    Unrealized holding (losses)/gains arising during
        the period                                              (1,890)               (1,479)
    Less reclassification  adjustment  for losses
        included  in net income                                  1,415                    --
                                                        -------------------------------------
Other comprehensive income                                          71                (1,472)

Comprehensive (loss) income                                   $(10,154)               $2,519
                                                        =====================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.




NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ESG Re Limited
(together with its subsidiaries, the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America
("U.S. GAAP") except pursuant to the rules and regulations of the Securities and Exchange Commission which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair presentation of financial position, results of operations and comprehensive income as of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Company's 1999 Annual Report on Form 10-K.

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

     (D) USE OF ESTIMATES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period as well as the disclosure of such amounts. Actual results, particularly for premiums written, premiums earned and loss reserves could materially differ from those estimates and assumptions.

     (E) FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of the Company's investments approximates their fair value and is based on quoted market prices. Due to the uncertainty with respect to both the timing and amount of the proceeds to be realized from the Company's other investments, it is not practicable to determine the fair value of these other investments. The carrying value of other financial instruments, including cash and cash equivalents, accrued investment income, and other receivables and payables approximate their estimated fair value due to the short term nature of the balances.


3.   COMMITMENTS AND CONTINGENCIES

     (A) EMPLOYMENT CONTRACTS
The Company has entered into employment contracts with several employees for terms of one to five years which have total minimum commitments of $7.0 million excluding any performance bonuses that are determined by the Board of Directors of the Company. The contracts include various non-compete clauses following termination of employment.

     (B  LEASE COMMITMENTS
The Company and its subsidiaries have various obligations under operating leases. The future minimum commitments under lease and employment agreements are as follows:

                                    Employment         Lease
U.S. dollars in thousands           Commitments     Commitments         Total
--------------------------------------------------------------------------------
Years Ending December 31,
     2000                             $ 2,307            $ 761         $ 3,068
     2001                               2,713              813           3,526
     2002                               1,754              446           2,200
     2003                                 216              228             444
     2004                                  --              114             114
     Thereafter                            --              698             698
                              -------------------------------------------------

Total                                 $ 6,990           $3,060        $ 10,050
                              =================================================




     (C) LOAN COMMITMENTS
The Company and its subsidiaries have unfunded loan commitments outstanding of $10.4 million of which $8.4 million is to COMED, the German healthcare association which the Company helped to establish in December 1998. A further $2 million is to a third party which is a significant ceding company to ESG. Under the terms of the loan agreement with COMED, the Company has the right to refuse any further disbursements, when the ability of COMED to repay the loan is in doubt.

    (D)  LETTERS OF CREDIT
Letters of Credit in the amount of $67.1 million have been issued in favor of ceding companies secured against the Company's investment portfolio.

    (E)  PENSION OBLIGATIONS
Certain subsidiaries of the Company are obligated to make defined contributions to pension plans for their employees. As of March 31, 2000, there were outstanding liabilities for pension contributions of $471 thousand.


4.  RELATED PARTIES

Included in net investment income for the three months ended March 31, 2000, were related party investment expenses of $120 thousand.






                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of ESG Re Limited

We have reviewed the accompanying condensed consolidated balance sheet of ESG Re
Limited and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

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

Based upon our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United
States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ESG
Re Limited and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated March 10, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche
Chartered Accountants
Dublin, Ireland
May 11, 2000



ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS.

The following is a discussion and analysis of the financial condition as of March 31, 2000 and the results of operations of ESG Re Limited and subsidiaries
(the "Company" or "ESG") for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company as of and for the year ended December 31, 1999 and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1999. The unaudited consolidated financial statements as of and for the three months ended March 31, 2000 and for the three months ended March 31, 1999 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified
Public Accountants.

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


GENERAL

The Company has two business segments, Reinsurance and Health Care. The
Reinsurance division is a specialty reinsurance enterprise providing accident, medical, credit, life and special risk reinsurance to insurers and selected reinsurers on a worldwide basis, and underwriting management services to co-reinsurers. In June 1999, the company launched a business unit focused on the growing health care management and technology field. The "Intelligent Health
Care" division is aimed at developing and distributing disease management programs, cardiovascular and other telemedicine applications worldwide.


RESULTS OF OPERATIONS



CONSOLIDATED RESULTS

Consolidated results of operations for the three months ended March 31, 2000, and 1999, are presented below. Consolidated results of operation for the periods ended March 31, 2000, reflect the combined results of operation of the Company's reinsurance and health care divisions.




                                                            Three Months Ended
                                                                 March 31
                                                                 --------
U.S dollars in thousands except per share data             2000            1999

Gross managed premium                                  $117,095        $159,532
Net premium written                                     104,648         143,566
                                                       --------        --------
Net premium earned                                       57,980          58,124
Less:
Losses & loss adjustment expenses                       (45,301)        (34,751)
Acquisition costs                                       (14,698)        (18,810)
                                                       --------        --------
Total underwriting expenses                             (59,999)        (53,561)
                                                       --------        --------
(Loss)/profit from underwriting                          (2,019)          4,563
Administrative expenses                                 (10,601)         (4,523)
Net Investment Income                                     2,927           3,300
Net realized investment (losses)                         (1,415)             --
Gain on equity investments                                  334              --
Management fee revenue                                      549             817
                                                       --------        --------
Net (loss)/income before taxes                          (10,225)          4,157
Income tax expense                                           --             166
                                                       --------        --------
Net (loss)/income                                      $(10,225)       $  3,991
                                                       --------        --------
(Loss)/income excluding realized investment (losses)
and gain on equity investment                            (9,144)          3,991
Basic net (loss)/income per common share                 $(0.88)          $0.29
Diluted net (loss)/income per common share               $(0.88)          $0.29


     The decrease in net income is primarily attributable to $7.5 million in additional losses recognized on certain contracts in North America, Latin America and Europe from the 1998 and 1999 underwriting years, together with further expenditure of $2.9 million relating to the Company's health care division. Additionally, operating expenses in the Company's reinsurance division increased by $3.2 million over the comparative prior quarter due to the investment in key personnel and increase in professional fees associated with supporting the growing complexity of the Company's operations.

SEGMENT RESULTS

     The Company is organized into two divisions; reinsurance and health care. Results of operations by division, for the three months ended March 31, 2000 and 1999, are presented below.

REINSURANCE DIVISION
                                                           Three Months Ended
                                                                March 31,
                                                                ---------
U.S dollars in thousands except per share data               2000         1999

Gross Managed Premium                                    $117,095     $159,532
Co-Reinsurance                                              5,327       12,399
                                                        ---------     --------
Gross Premium Written                                     111,768      147,133
Retroceded                                                  7,120        3,567
                                                        ---------     --------
Net Premium Written                                       104,648      143,566

Net Premium Earned                                         57,980       58,124
Less:
Losses & Loss Adjustment Expenses                         (45,301)     (34,751)
Acquisition Costs                                         (14,698)     (18,810)
                                                        ---------     --------
Total Underwriting Expenses                               (59,999)     (53,561)
                                                        ---------     --------
(Loss)/Profit from Underwriting                            (2,019)       4,563
Operating Expenses                                         (7,678)      (4,523)
Net Investment Income                                       2,927        3,300
Net realized investment (losses)                           (1,415)          --
Gain on equity investment                                     334           --
Management Fee Revenue                                        541          817
                                                        ---------     --------
Net (loss)/income before taxes                            $(7,310)      $4,157
                                                        ---------     --------




     Net Underwriting Income

     Gross managed premium decreased by $42.4 million, or 26.6%, for the three months ended March 31, 2000, compared to the corresponding prior year period. A medical account for the transition of group health insurance coverage sold through affinity groups to alternative providers, which provided $35 million in managed premium in the prior quarter, related to medical reinsurance for the transition of group health insurance coverage sold through affinity groups to alternative providers and which was not expected to renew. In addition, a loss making account in Europe, which contributed $12 million in premium in 1999, was not renewed.


     Underwriting results for the three months ended March 31, 2000 and 1999, by line of business and in total were as follows:


Three months ended March 31, 1999                    Personal
U.S. dollars in thousands              Medical       Accident      Credit       Life         Other       Total
-----------------------------------------------------------------------------------------------------------------
Gross premiums written                 $70,379       $31,350       $3,808       $3,275       $2,956      $111,768
                                       ==========================================================================
Net premiums written                    65,676        29,387        3,653        2,999        2,933       104,648
                                       ==========================================================================
Net premiums earned                     38,861        14,003        1,981        2,054        1,081        57,980
Losses and loss expenses               (31,495)      (11,264)        (257)      (1,003)      (1,282)      (45,301)
Acquisition costs                       (9,386)       (3,084)      (1,230)        (587)        (411)      (14,698)
Operating costs                         (4,619)       (1,664)        (236)        (244)        (128)       (6,891)
                                       --------------------------------------------------------------------------



Net underwriting income (loss)         $(6,639)      $(2,009)        $258         $220        $(740)      $(8,910)
                                       ==========================================================================

Three months ended March 31, 1999                    Personal
U.S. dollars in thousands              Medical       Accident      Credit       Life         Other        Total
------------------------------------------------------------------------------------------------------------------

Gross premiums written                 $90,719       $40,808       $5,324       $6,863       $3,419       $147,133
                                       ===========================================================================

Net premiums written                    88,420        40,001        5,116        6,704        3,325        143,566
                                       ===========================================================================

Net premiums earned                     45,175         9,201          499        2,100        1,149         58,124
Losses and loss expenses               (27,579)       (4,858)         281       (2,025)        (570)       (34,751)
Acquisition costs                      (14,554)       (3,292)        (148)        (319)        (497)       (18,810)
Operating costs                         (3,230)         (658)         (36)        (150)         (82)        (4,156)
                                       ---------------------------------------------------------------------------
Net underwriting income (loss)           $(188)         $393         $596        $(394)        $ --           $407
                                       ===========================================================================



Operating Ratios

The operating ratios for the three months ended March 31, 2000 and 1999, by line of business and in total were as follows:

                                                        Personal
Three months ended March 31, 2000    Medical  Accident  Credit    Life    Other   Total
---------------------------------------------------------------------------------------
Loss ratio                             81.0%    80.5%   13.0%     48.8%   118.6%  78.1%
Acquisition expense ratio              24.2%    22.0%   62.1%     28.6%    38.0%  25.4%
---------------------------------------------------------------------------------------
Loss and acquisition expense
  Ratio                               105.2%   102.5%   75.1%     77.4%   156.6% 103.5%
---------------------------------------------------------------------------------------
Operating expense ratio                                                           11.9%
                                                                                -------
Combined ratio                                                                   115.4%
                                                                                =======



                                                        Personal
Three months ended March 31, 1999    Medical  Accident  Credit    Life    Other   Total
---------------------------------------------------------------------------------------

Loss ratio                             61.1%    52.8%  (56.3)%    96.4%   49.6%   59.7%
Acquisition expense ratio              32.2%    35.8%   29.6%     15.2%   43.3%   32.4%
---------------------------------------------------------------------------------------
Loss and acquisition expense
  Ratio                                93.3%    88.6%  (26.7)%   111.6%   92.9%   92.1%
---------------------------------------------------------------------------------------
Operating expense ratio                                                            7.2%
                                                                                -------
Combined ratio                                                                    99.3%
                                                                                =======




Medical underwriting results were impacted by $4.4 million of additional losses and loss expenses due to the negative development on accounts in Latin America and in North America.

Personal accident underwriting results are impacted by $2.4 million of additional losses and loss expenses due to negative development of prior underwriting accounts on accounts in North America and in London.

Credit results reflect a reduction in loss reserves on a 1998 underwriting account, which was cancelled in the third quarter of 1999.

Other business represents special risks business and automobile warranty business ceded by a German company in which ESG made a 10% equity investment in 1998. Underwriting results were impacted by losses of $0.7 million on a Special Risk account, written in Europe.

The operating expense ratios for the three months ended March 31, 2000 and 1999, respectively, were calculated by expressing total administrative expenses less corporate office expenses and health care division expenses, as a percentage of net premiums earned. Total operating expenses for the three months ended March 31, 2000 represent 7.3% of net premiums written and 13.2% of net premiums earned, compared to 3.2% and 7.8%, respectively, for the prior year.

Geographical Distribution

The distribution of gross written premiums for the three months ended March 31, 2000 and 1999 and for the year ended December 31, 1999, is as follows:

                    Three months ended      Three months ended         Year ended
                      March 31, 2000          March 31, 1999        December 31, 1999
-------------------------------------------------------------------------------------
Western Europe            20.9%                  29.0%                    21.2%
North America             46.3%                  55.2%                    63.5%
Latin America             29.5%                  11.1%                     9.8%
Other                      3.3%                   4.7%                     5.5%
-------------------------------------------------------------------------------------
Total                    100.0%                 100.0%                   100.0%
-------------------------------------------------------------------------------------



The Company has experienced significant growth in Latin America business in the first quarter associated with growth in the portfolio of its principal ceding company in the region. The decline in the percentage of gross written premiums written in the North American region in the first quarter reflects the change in focus initiated by the Company early in the fourth quarter of 1999. The Company's decision to cease actively seeking North American medical business through the London market in February 2000 will continue this trend in future quarters.

Product Mix

The distribution of gross premiums written by line of business for the three months ended March 31, 2000 and 1999, and for the year ended December 31, 1999 was as follows:


                    Three months ended      Three months ended         Year ended
                      March 31, 2000          March 31, 1999        December 31, 1999
-------------------------------------------------------------------------------------
Medical                   63.0%                  61.7%                  75.7%
Personal Accident         28.0%                  27.7%                  19.9%
Credit                     3.4%                   3.6%                   0.6%
Life                       2.9%                   4.7%                   2.1%
Other                      2.7%                   2.3%                   1.7%
-------------------------------------------------------------------------------------
Total                    100.0%                 100.0%                 100.0%
-------------------------------------------------------------------------------------


Management Fee Revenue

Management fee revenue for the quarter was $541 thousand, a reduction of $276 thousand from the corresponding prior period due to the Company retaining more business for its own account. The Company's third party administration units in Indonesia and Thailand contributed $212 thousand of fee income in the current quarter.

Operating Expenses

Total reinsurance operating expenses for the three months ended March 31, 2000 were $7.7 million, compared to $4.5 million for the three months ended March 31, 1999 and $8.8 million for the three months ended December 31, 1999.

Personnel expenses increased by $0.1 million over the three months ended December 31, 1999 due to the continued investment in key personnel at the holding company and various representative offices. Professional service fees decreased by $0.9 million for the three months ended March 31, 2000 from $2.9 million in the three months ended December 31, 1999. The decrease was due to reduced expenditure in legal fees associated with forensic audits and standardization of policy contracts and management agreements and acquisitions.

Travel expenses decreased by $0.3 million to $0.5 million for the three months ended March 31, 2000 from $0.8 million in the three months ended December 31, 1999. Depreciation & amortization decreased by $0.8 million to $0.3 million for the three months ended March 31, 2000 from $1.1 million in the three months ended December 31, 1999, following the recognition of an impairment loss of $0.7 million in the fourth quarter in respect of the goodwill recognized by the Company on its investment in SportSecure, a company in which the Company took majority ownership of in 1998.


Exposure Management

The Company manages its underwriting risk exposures through geographic distribution, an excess of loss reinsurance program, and co-reinsurance. The Company's excess liability insurance policy generally provides limits up to a maximum of $30 million per occurrence, with a minimum attachment point generally of $1 million. The Company increased its retention from $100 thousand to $1 million for calendar year 2000, effective January 1, 2000.

The Company's non-North American business is subject to co-reinsurance and retrocessional reinsurance with two other reinsurance companies that have participation with underwriting lines totaling 12.5%. The co-reinsurance arrangements on North American business written through the Toronto office changed effective January 1, 2000, with a reduction in external participation from 15% to 5%.

HEALTH CARE DIVISION

Through its health care division, ESG Health, the Company currently offers medical referral, second opinion and disease management services to the German market. The division includes COMED, a non-profit German healthcare association which the Company helped to establish and IPT (Institut fuer Praeventivmedizin & Technologie GmbH), a provider of doctor's referral and second opinion services. In February 2000, the Company incorporated VBB Bermuda Limited, a holding company in Bermuda. This company will be the holding company of the Company's health care division. During March 2000, the Company completed the acquisition of Innovacare GmbH, a disease management company based in Munich, Germany, in order to complete its portfolio of medical and disease management product offerings. The purchase price was $5.9 million.

Results

U.S dollars in thousands except           Three Months ended  Three Months Ended
 per share data                               March 31, 2000      March 31, 1999

Management fee income                                $     8             $ --
Investment income                                         --               --
                                                     -------             ----
Total income                                              --               --
                                                     -------             ----
Less:

Personnel expenses                                      (335)              --
Professional service fees                             (1,956)              --
Expenses associated with COMED                          (340)              --
Other expenses                                          (292)              --
                                                     -------             ----
Total expenses                                        (2,923)              --
                                                     -------             ----
Net (loss)                                           $(2,915)            $ --
                                                     -------             ----

Professional service fees of $1.5 million were incurred primarily in establishing the market position of ESG Health. A provision of $0.3 million was established for additional loans to COMED under the $12 million loan facility provided by ESG in December 1998. At March 31, 2000, $3.6 million is outstanding under this facility and is fully provided for. The ability of COMED to repay the loan is dependent on its ability to generate sufficient revenues from members. Under the terms of the loan agreement, the Company has the right to refuse any further disbursements where the ability of COMED to repay the loan is in doubt. The initial marketing strategy of COMED was to carry out direct marketing programs to the general public, which failed to develop significant members. In recent months COMED has attempted to attract members through direct contact with public and private sick funds, the German equivalent of HMO's. In May, COMED secured a contract with one private sick fund to pilot its services to a group of 20,000 members.

The Company expects to divest itself of its Health Care Division mid year 2000.


Investment Results

For the three months ended March 31, 2000, net investment income totaled $2.9 million and net realized investment losses totaled $1.4 million. For the three months ended March 31, 1999, net investment income totaled $3.3 million.

The investment results for the three months ended March 31, 2000 and 1999 were as follows:

                                                            Net       Annualized    Net Realized
March 31, 2000                            Average       Investment     Effective     Investment
U.S dollars in thousands                Investments      Income(1)       Yield         Losses
----------------------------------------------------------------------------------------------
Investments - available for sale           $ 177,926     $ 2,659          6.0%      $ (1,415)
Other investments                             11,851         128          4.3%            --
Cash and cash equivalents                     26,973         140          2.1%            --
----------------------------------------------------------------------------------------------
Total                                      $ 216,750     $ 2,927          5.4%      $ (1,415)
----------------------------------------------------------------------------------------------


                                                            Net       Annualized    Net Realized
March 31, 1999                            Average       Investment     Effective     Investment
U.S dollars in thousands                Investments      Income(1)       Yield         Gains
------------------------------------------------------------------------------------------------
Fixed maturity investments                 $ 206,523     $ 2,804          5.4%            --
Other investments                              8,271          65          3.2%            --
Cash and cash equivalents                     16,928         197          4.7%            --
------------------------------------------------------------------------------------------------
Total                                      $ 231,722     $ 3,066          5.5%            --
------------------------------------------------------------------------------------------------


(1)  Net investment income is net of investment-related expenses


Liquidity and Capital Resources

As of March 31, 2000, total investments and cash were $212.0 million compared to $221.5 million at December 31, 1999. Cash flow from operating activities for the three months ended March 31, 2000 was $2.1 million. All fixed maturity securities in the Company's investment portfolio are classified as available for sale and are carried at fair value. Additionally, the Company holds $4.0 million in foreign currency equities matched to liabilities related to a long-term European medical account. The fixed maturity investment portfolio as of March 31, 2000, and December 31, 1999, were as follows:

March 31, 2000                                                                    Average
U.S. dollars in thousands                            Fair     Duration   Market   Credit
                                                     Value    (Years)    Yield    Rating
----------------------------------------------------------------------------------------
Corporate securities                                 $94,798    3.8      7.4%     A+
U.S. treasury securities and obligations of
     U.S. government corporations and
     agencies                                         26,517    3.1      6.7%     AAA
Mortgage & Asset backed securities                    25,213    1.5      7.6%     AAA
Obligations of states and political
     subdivisions                                     11,244    2.1      7.3%     AAA
Foreign currency debt securities                      12,869    3.7      4.7%     AAA
---------------------------------------------------------------------------------------
Total                                               $170,641    3.0      7.2%     AA
---------------------------------------------------------------------------------------


December 31, 1999                                                                 Average
U.S. dollars in thousands                            Fair     Duration   Market   Credit
                                                     Value    (Years)    Yield    Rating
----------------------------------------------------------------------------------------
Corporate securities                                 $102,355   3.0      7.2%     A+
U.S. treasury securities and obligations of
     U.S. government corporations and
     agencies                                          21,329   2.7      6.2%     AAA
Mortgage & Asset backed securities                     23,486   1.0      7.8%     AAA
Obligations of states and political
     subdivisions                                      16,281   2.3      7.1%     AA+
Foreign currency debt securities                       13,719   3.7      4.7%     AAA
----------------------------------------------------------------------------------------
Total                                                $177,170   2.7      7.0%     AA
----------------------------------------------------------------------------------------


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

Shareholders' equity as of March 31, 2000 was $164.0 million compared to $176.8 million at December 31, 1999. The major factors contributing to the decrease in shareholders' equity included $10.2 million of net losses, the repurchase of common shares at a cost of $1.9 million and the Company's declaration of dividends of $0.08 per common share. Book value per common share decreased to $13.83 as of March 31, 2000 from $15.24 as of December 31, 1999.

Current Developments

A quarterly cash dividend of $0.08 per share was declared on May 11, 2000 by the Company's Board of Directors, payable June 29, 2000 to common shareholders of record on June 15, 2000.

In February 2000, Odyssey Re instituted an action in England against a broker, Stirling Cooke Brown, alleging fraud and conspiracy on the reinsurance placement of 1997 and 1998 Personal Accident and Workers Compensation "carve out" business with Odyssey Re. These proceedings mirror earlier proceedings commenced in New York which were dismissed on jurisdictional grounds. During 1998, ESG accepted a 25% quota share reinsurance treaty with Odyssey Re (UK) retroactive to January 1, 1998. This treaty covers various reinsurance contracts underwritten by Odyssey Re (UK) and retroceded to ESG. Among these ceding companies are various insurance companies involved in the litigation Odyssey Re instituted in New York over 1997 and 1998 business. This treaty terminated as of December 31, 1998 but ESG renewed its participation for 1999 directly to one of those ceding companies. In December 1999, the Company gave notice to rescind its contract with Odyssey Re (UK) for misrepresentation and failure to disclose material facts. In early May 2000, ESG wrote to Odyssey Re setting out its detailed case for rescission and inviting Odyssey Re to agree to its entitlement in that regard within twenty eight days failing which ESG would initiate litigation. The Company continues to investigate its position regarding the 1999 account regarding possible misrepresentation and failure to disclose material facts. At this time, the Company is unable to determine the amount of its exposure and the possible effect upon the Company's business, financial condition or results of operation from these two contracts.

On February 25, 2000, a restricted stock plan "2000 Restricted Stock Plan" was approved by the Board of Directors. The purpose of the Plan is to provide an incentive to the officers and certain other key employees of the Company and its affiliates (as determined by the Compensation Committee of the Board of Directors) to contribute to the Company's fu.ure success and prosperity by making available to them an opportunity to acquire a proprietary interest or to increase their proprietary interest in the Company and to enhance the ability of the Company and its affiliates to attract and retain qualified individuals upon whom, in large measure, the sustained progress, growth, and profitability of the Company depend. The Compensation Committee has discretionary authority to interpret the 2000 Restricted Stock Plan and to determine the terms of any awards, when, if and to whom awards are granted, and the number of Common Shares covered by each award. An S-8 Registration Statement was filed and became effective on March 13, 2000 covering this Plan. The Board of Directors made grants to 25 key employees of the Company on March 14, 2000, totaling 616,400 shares. The shares vest over four years and are recorded as compensation expense on a straight line basis. As at March 31, 2000, the value of the unvested portion was $3.2 million and is recorded as deferred compensation in shareholders' equity.

On March 8, 2000, the Company was notified that Standard & Poor's lowered the long term counterparty credit and insurer financial strength ratings of the Company's reinsurance subsidiaries to double-B-plus from triple-B. Standard & Poor's cited the Company's continued weak earnings performance, concerns over internal control mechanisms and the Company's early departure from its original business development strategy. In addition, the reduced capitalization resulting from the loss in the fourth quarter was also raised as a concern. The Company is returning to its original business development strategy by refocusing its underwriting efforts on certain markets other than the North American market. The Company has no plans to exit the North American medical market but will reduce its risk exposure through developing an alternative fee-based revenue stream. As part of the refocus of the group, the Company ceased actively seeking North American medical business through its London market operation from February 2000 with all such business being handled through the Company's North American subsidiary. On May 12, 2000, Standard & Poor's indicated that ESG's risk bearing entities would be placed on credit watch with negative implications citing concerns over poor operating results.

On May 9, 2000, the Board of Directors approved the additional repurchase of 1,000,000 common shares under the Company's share repurchase program.

In January 2000, the Company appointed Alasdair Davis as Chief Underwriting Officer of the Company. On April 17, 2000, the Company announced the resignation of Joan H. Dillard, its Chief Financial Officer, and the appointment of Najib Nathoo as Senior Financial Officer of the Company, both effective May 15, 2000.


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



PART II   OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

No material litigation is pending, to which the Company or any of its subsidiaries or affiliates is a party or of which any of their properties is subject other than the routine litigation incidental to the business.

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

                     ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)  Exhibits

          Exhibit 11.1 Computation of Earnings Per Share

          Exhibit 15.1 Consent of Deloitte & Touche

          Exhibit 27.1 Financial Data Schedule

(b)  Report on Form 8-K

The Company filed two reports on Form 8-K during the reporting period. The first report was filed on January 4, 2000 with regard to its positive position relative to a quota share treaty with Odyssey Re, whereby ESG rescinded this treaty on December 22, 1999. The second report was filed on March 14, 2000 and disclosed ESG's fourth quarter 1999 financial results, recent stock repurchases, a quarterly dividend and the downgrade of the Company's long-term counterparty credit and insurer financial strength ratings by Standard & Poors.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 1999

                                        ESG RE LIMITED


                                        By:  /s/  Cormac Treacy
                                             ----------------------------------
                                        Nmae:  Cormac Treacy
                                        Title: Chief Accounting Officer