Form 10-Q
period 2000-06-30
ESG RE LTD
filed 2000-08-14
CIK 1049624

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                  period ended June 30, 2000
                        Commission file number 000-23481
                                -----------------

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

                                -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No {_}

The number of the Registrant's common shares (par value $1.00 per share) outstanding as of August 7, 2000, was 11,818,508.


================================================================================

                                 ESG RE LIMITED
          1.1 Index to the Condensed Consolidated Financial Statements


                                                                            PAGE
                                                                            ----

Condensed Consolidated Balance Sheets as of  June 30, 2000 (unaudited)
     and December 31, 1999                                                     1
Condensed Consolidated Statements of Operations for the three months and six
     months ended June 30, 2000 and 1999 (unaudited)                           2
Condensed Consolidated Statements of Cash Flows for the six months ended June
     30, 2000 and 1999 (unaudited)                                             3
Condensed Consolidated Statements of Comprehensive Income for the three months
     and six months ended June 30, 2000 and 1999 (unaudited)                   4
Notes to the Condensed Consolidated Financial Statements (unaudited)           5
Independent Accountants' Review Report                                         8

                         PART I - FINANCIAL INFORMATION
               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                 ESG RE LIMITED
                      Condensed Consolidated Balance Sheets
           (U.S. dollars in thousands except share and per share data)

                                                                                           June 30,    December 31,
                                                                                             2000         1999
                                                                                           ---------    ---------
                                                                                          (Unaudited)
ASSETS
      Investments - available for sale, at fair value
         (cost: $182,329 and $184,767)
                                                                                           $ 178,576    $ 181,155
      Cash and cash equivalents                                                               18,341       28,278
      Other Investments                                                                        9,859       12,116
                                                                                           ----------------------
           Total investments and cash                                                        206,776      221,549

      Accrued investment income                                                                3,462        3,367
      Management fees receivable                                                               2,756        1,303
      Reinsurance balances receivable                                                        297,346      276,112
      Reinsurance recoverable on incurred losses                                              23,022       11,462
      Funds retained by ceding companies                                                      17,434       15,541
      Prepaid reinsurance premiums                                                            10,335        9,108
      Deferred acquisition costs                                                              63,714       57,807
      Other Assets                                                                            12,966        6,071
      Cash and cash equivalents held in a fiduciary capacity                                   2,789        3,364
                                                                                           ----------------------
TOTAL ASSETS                                                                               $ 640,600    $ 605,684
                                                                                           ======================
LIABILITIES
      Unpaid losses and loss expenses                                                      $ 167,589    $ 136,935
      Unearned premiums                                                                      193,650      181,127
      Acquisition costs payable                                                               80,430       73,055
      Reinsurance balances payable                                                            33,888       26,025
      Payable for securities purchased                                                          --            241
      Accrued expenses,  accounts  payable,  and other liabilities ($112 and $125 due to
      related parties)                                                                         9,255        8,122
      Fiduciary liabilities                                                                    2,789        3,364
                                                                                           ----------------------
           Total liabilities                                                                 487,601      428,869
                                                                                           ----------------------

SHAREHOLDERS' EQUITY
      Preference shares, 50,000,000 shares authorized; no shares issued and outstanding
           for 2000 and 1999                                                                    --           --
      Class B common shares, 100,000,000 shares authorized; no  shares issued and
           outstanding for 2000 and 1999                                                        --           --
      Common shares, par value $1 per share; 100,000,000 shares authorized; 11,818,508 shares issued and outstanding for 2000 and 11,598,799 shares issued and
           outstanding for 1999                                                               11,818       11,599
      Additional paid-in capital                                                             210,494      211,225
      Accumulated other comprehensive income:
           Foreign currency translation adjustments, net of tax                               (2,444)      (1,702)
           Unrealized (losses) on securities,  net of reclassification adjustments and tax
                                                                                              (3,753)      (3,612)
                                                                                           ----------------------
      Accumulated other comprehensive income                                                  (5,314)
                                                                                                           (6,197)
                                                                                           ----------------------
      Retained (deficit)                                                                     (60,242)     (40,695)
                                                                                           ----------------------
      Deferred Compensation                                                                   (2,874)        --
                                                                                           ----------------------
           Total shareholders' equity
                                                                                             152,999      176,815
                                                                                           ----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 640,600    $ 605,684
                                                                                           ======================


The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                 Condensed Consolidated Statements of Operations
           (U.S. dollars in thousands except share and per share data)
                                   (Unaudited)

                                                                    Three Months Ended                     Six Months Ended
                                                             June 30, 2000      June 30, 1999      June 30, 2000       June 30, 1999
                                                             -------------      -------------      -------------       -------------
REVENUES
      Net premiums written                                    $     44,675       $     40,304       $    149,154       $    183,870
      Change in unearned premiums                                   31,771             27,218            (14,897)           (58,224)
                                                              -------------------------------       -------------------------------

      Net premiums earned                                           76,446             67,522            134,257            125,646
      Management fee revenue                                           594                874                956              1,691
      Net investment income                                          3,165              3,705              6,091              7,005

      (Loss)/gain on equity investments                                (48)              --                  286               --
      Net realized investment gain (loss)                              344               (275)            (1,071)              (275)
                                                              -------------------------------       -------------------------------
                                                                    80,501             71,826            140,519            134,067
                                                              -------------------------------       -------------------------------
EXPENSES
      Losses and loss expenses                                      54,689             48,909             99,918             83,660
      Acquisition costs                                             23,444             14,108             38,123             32,918
      Administrative expenses                                        8,681              5,458             16,097              9,981
                                                              -------------------------------       -------------------------------
                                                                    86,814             68,475            154,138            126,559
                                                              -------------------------------       -------------------------------

Net (loss) income from continuing operations
      before taxes                                                  (6,313)             3,351            (13,619)             7,508
Income tax expense                                                    --                  145               --                  311
                                                              -------------------------------       -------------------------------

Net (loss)/income from continuing operations
                                                              $     (6,313)      $      3,206       $    (13,619)      $      7,197
                                                              ===============================       ===============================

(Loss) income from discontinued operations
                                                              $     (3,008)      $        266       $     (5,928)      $        266
                                                              -------------------------------       -------------------------------

NET (LOSS)/INCOME                                             $     (9,321)      $      3,472       $    (19,547)      $      7,463
                                                              ===============================       ===============================


PER SHARE DATA
      Basic net  (loss)/income  per share  from
           continuing operations                              $      (0.53)      $       0.23       $      (1.16)      $       0.52
                                                              ===============================       ===============================

      Diluted net  (loss)/income per share from
           continuing operations                              $      (0.53)      $       0.23       $      (1.16)      $       0.52
                                                              ===============================       ===============================

      Weighted average shares
           outstanding
         Basic                                                  11,836,585         13,922,898         11,706,242         13,923,346
         Diluted                                                11,836,585         13,923,830         11,706,242         13,936,790
                                                              ===============================       ===============================
      Dividends declared per
           share                                              $       0.08       $       0.08       $       0.16       $       0.16
                                                              ===============================       ===============================


The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                 Condensed Consolidated Statements of Cash Flows
                           (U.S. dollars in thousands)
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                              ------------------------------
                                                                              June 30, 2000    June 30, 1999
                                                                              -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by operating activities                                     $         419    $      26,283
                                                                              ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Cost of fixed maturity investments acquired - available for sale              (99,816)        (129,391)
      Proceeds from sale of fixed maturity investments - available for sale         100,267          136,962
      Funding of other investments                                                     (740)          (8,564)
      Proceeds from other investments                                                   800             --
      Purchases of fixed assets                                                      (1,224)          (1,346)
      Purchases of intangible assets                                                 (5,568)            (885)
                                                                              ------------------------------
Net cash provided by investing activities                                            (6,281)          (3,224)
                                                                              ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends paid                                                                 (1,937)          (2,228)
      Repurchase of common shares                                                    (2,138)            (116)
                                                                              ------------------------------
Net cash used in financing activities                                                (4,075)          (2,344)
                                                                              ------------------------------

Net (decrease) increase in cash                                                      (9,937)          20,715
Cash and cash equivalents at January 1                                               28,278           16,942
                                                                              ------------------------------

Cash and cash equivalents at June 30                                          $      18,341    $      37,657
                                                                              ==============================


The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
            Condensed Consolidated Statements of Comprehensive Income
                           (U.S. dollars in thousands)

                                                                               Three Months Ended            Six Months Ended
                                                                             June 30,      June 30,       June 30,       June 30,
                                                                              2000           1999           2000           1999
                                                                           -----------    -----------    -----------    -----------
Net (loss) income                                                          $    (9,321)   $     3,472    $   (19,547)   $     7,463
                                                                           --------------------------    --------------------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                      (1,288)          (526)          (742)          (519)
  Unrealized gains on securities:
    Unrealized holding (losses)/gains arising during
          the period                                                               678         (3,227)        (1,212)        (4,706)
    Less reclassification adjustment for losses/(gains)
         included in net income                                                   (344)           275          1,071            275
                                                                           --------------------------    --------------------------
Other comprehensive income                                                        (954)        (3,478)          (883)        (4,950)

Comprehensive income                                                       $   (10,275)   $        (6)   $   (20,430)   $     2,513
                                                                           ==========================    ==========================


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

3.   COMMITMENTS AND CONTINGENCIES

     (A)  EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with several employees for terms of one to five years which have total minimum commitments of $6.7 million excluding any performance bonuses that are determined by the Board of Directors of the Company. The contracts include various non-compete clauses following termination of employment.

     (B)  LEASE COMMITMENTS

The Company and its subsidiaries have various obligations under operating leases. The future minimum commitments under lease and employment agreements are as follows:

                                        Employment        Lease
U.S. dollars in thousands               Commitments    Commitments     Total
--------------------------------------------------------------------------------
Years Ending December 31,
         2000                            $     1,904   $       568   $     2,472
         2001                                  2,829           968         3,797
         2002                                  1,732           653         2,385
         2003                                    208           438           646
         2004                                   --             326           326
         Thereafter                             --             794           794
                                         ---------------------------------------

Total                                    $     6,673   $     3,747   $    10,420
                                         =======================================

     (C)  LOAN COMMITMENTS

The Company and its subsidiaries have unfunded loan commitments outstanding of $10.0 million of which $8.0 million is to COMED, the German healthcare association which the Company helped to establish in December 1998. A further $2 million is to a third party which is a significant ceding company to ESG. Under the terms of the loan agreement with COMED, the Company has the right to refuse any further disbursements, when the ability of COMED to repay the loan is in doubt.

     (D)  LETTERS OF CREDIT

Letters of Credit in the amount of $69.5 million have been issued in favor of ceding companies secured against the Company's investment portfolio.

     (E)  PENSION OBLIGATIONS

Certain subsidiaries of the Company are obligated to make defined contributions to pension plans for their employees. As of June 30, 2000, there were outstanding liabilities for pension contributions of $420 thousand.

4.   DISCONTINUED OPERATIONS

     (A)  HEALTH CARE DIVISION

On August 10, 2000, the Board of Directors formally approved a plan on the divestiture of its Health Care Division. The Company will retain non-voting convertible preference share interest in the new Company, valued at $8 million as of July 1, 2000 by the negotiating parties. Negotiations are primarily taking place with a related party, HMI Partners L.L.C., with comparable terms to be offered to non-related parties. The Company expects new investors to contribute additional capital of $3.6 million to the new Company in the second half of 2000 with additional capital being sought thereafter. There will be no further liability for ESG to contribute to the costs of the Health Care operation after June 30, 2000. ESG will have no board representation in the new Company, although John C. Head, Chairman and Chief Executive Officer of ESG, will serve on the Board on behalf of HMI Partners L.L.C. The Company expects to conclude negotiations by August 31, 2000. The principal asset of the Health Care division is goodwill of $6.4 million associated with the acquisition of Innovacare GmbH, a disease management company based in Munich, Germany.

     (B)  INVESTMENT IN INDONESIA

On August 10, 2000, the Board of Directors formally approved a plan to liquidate its majority owned subsidiary in Indonesia, acquired on June 30, 1999. The Company, PT International Health Benefits Indonesia, operates as a third party administrator and a direct writer of guaranteed public health maintenance (JPKM) insurance business. The Company does not expect the costs of closure to be significant.

The Company expects to complete the closure of the Indonesian operation by December 31, 2000.

5.   RELATED PARTIES

Included in net investment income for the three months and six months ended June 30, 2000 were related party investment expenses of $125 thousand and $245 thousand respectively.

The Company is in negotiation with a related party, HMI Partners L.L.C., a company controlled by John C. Head, Chairman and Chief Executive Officer of ESG, which has a direct beneficial ownership of 14.8% in ESG, to invest up to $3 million to acquire a controlling interest in its health care division.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of ESG Re Limited

We have reviewed the accompanying condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of June 30, 2000 and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three month and six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of ESG Re Limited and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated March 10, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche
Chartered Accountants
Dublin, Ireland
August 14, 2000

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion and analysis of the financial condition as of June 30, 2000 and the results of operations of ESG Re Limited and subsidiaries (the "Company" or "ESG") for the three months and six months ended June 30, 2000 as compared to the three months and six months ended June 30, 1999. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company as of and for the year ended December 31, 1999 and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The unaudited consolidated financial statements as of and for the three months and six months ended June 30, 2000 and for the three months and six months ended June 30, 1999 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

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

GENERAL

The Company has two business segments, Reinsurance and Health Care. The Reinsurance division is a specialty reinsurance enterprise providing accident, medical, credit, life and special risk reinsurance to insurers and selected reinsurers on a worldwide basis, and underwriting management services to co-reinsurers. In June 1999, the company launched a business unit focused on the growing health care management and technology field. The "Intelligent Health Care" division is aimed at developing and distributing disease management programs, cardiovascular and other telemedicine applications worldwide. On August 10, 2000, the Board of Directors formally approved a plan on the divestiture of its Health Care Division. The Company will retain non-voting convertible preference share interest in the new Company, valued at $8 million as of July 1, 2000. Negotiations are primarily taking place with a related party, HMI Partners L.L.C., with comparable terms being offered to non-related parties. The Company expects new investors to contribute additional capital of $3.6 million to the new Company in the second half of 2000 with additional capital been sought thereafter. There will be no further liability for ESG to contribute to the costs of the Health Care operation after June 30, 2000. ESG will have no board representation in the new Company.

On August 10, 2000, the Board of Directors formally approved a plan to liquidate its majority owned subsidiary in Indonesia, acquired on June 30, 1999. The Company, PT International Health Benefits Indonesia, operates as a third party administrator and a direct writer of guaranteed public health maintenance (JPKM) insurance business. The Company does not expect the costs of closure to be significant. Results for the Indonesian operation had previously been reported through the Reinsurance division.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

Consolidated results of operations for the three months and six months ended June 30, 2000, and 1999, are presented below. Consolidated results of operation for the periods ended June 30, 2000, reflect the combined results of operation of the Company's reinsurance and health care divisions.

                                                                  Three Months Ended      Six Months Ended
                                                                       June 30,               June 30,
U.S dollars in thousands except per share data                    2000        1999        2000        1999

Gross Managed Premium                                             50,314      43,658     166,159     203,190
Net Premium Written                                               44,675      40,304     149,154     183,870
                                                             ----------- ----------- ----------- -----------
Net Premium Earned                                                76,446      67,522     134,257     125,646
Less:
Losses & Loss Adjustment Expenses                                (54,689)    (48,909)    (99,918)    (83,660)
Acquisition Costs                                                (23,444)    (14,108)    (38,123)    (32,918)
                                                             ----------- ----------- ----------- -----------
Total Underwriting Expenses                                      (78,133)    (63,017)   (138,041)   (116,578)
                                                             ----------- ----------- ----------- -----------

(Loss)/Profit from Underwriting                                   (1,687)      4,505      (3,784)      9,068

Administrative Expenses                                           (8,681)     (5,458)    (16,097)     (9,981)
Net Investment Income                                              3,165       3,705       6,091       7,005
(Loss)/gain on equity investments                                    (48)       --           286        --
Net realized investment gains/(losses)                               344        (275)     (1,071)       (275)
Management Fee Revenue                                               594         874         956       1,691
                                                             ----------- ----------- ----------- -----------
Net (loss)/income from continuing operations before taxes
                                                                  (6,313)      3,351     (13,619)      7,508
Income Tax Expense                                                  --           145        --           311
                                                             ----------- ----------- ----------- -----------
Net (Loss)/Income from continuing operations                      (6,313)      3,206     (13,619)      7,197

(Loss) income from discontinued operations                        (3,008)        266      (5,928)        266
                                                             ----------- ----------- ----------- -----------
Net (Loss)/Income                                                 (9,321)      3,472     (19,547)      7,463
                                                             ----------- ----------- ----------- -----------
(Loss)/Income from continuing operations excluding
  realized investment gains (losses)
                                                                  (6,657)      3,481     (12,548)      7,472
Basic net (loss)/income per common share
  from continuing operations                                      $(0.53)      $0.23      $(1.16)      $0.52
Diluted net (loss)/income per common share
  from continuing operations                                      $(0.53)      $0.23      $(1.16)      $0.52

The decrease in net income in the quarter is primarily attributable to $6.4 million in additional losses recognized on certain contracts in North America, Europe, Latin America and Asia together with further net expenditure of $2.8 million relating to the Company's discontinued health care division. Administrative expenses increased over the prior period by $3.2 million primarily due to increases in personnel cost of $1.0 million and professional service fees of $1.0 million. The increase in professional fees is due to legal costs associated with obtaining recoveries on reinsurance contracts in Europe and North America, due to non-disclosure or misrepresentation. The Company expects to be able to reduce loss reserves associated with these cases in the second half of the year.

The decrease in net income in the six months ended June 30, 2000 is primarily due to additional losses recognized of $13.8 million on certain contracts in North America, Europe, Latin America and Asia, together with net expenditure of $5.7 million relating to the Company's discontinued health care division. Administrative expenses increased over the prior period by $6.1 million primarily due to increases in personnel cost of $2.3 million and professional service fees of $2.1 million. The increase in professional fees is due to legal costs associated with obtaining recoveries on reinsurance contracts in Europe and North America, due to non-disclosure or misrepresentation. The Company expects to be able to reduce loss reserves associated with these cases in the second half of the year.

SEGMENT RESULTS

CONTINUING OPERATIONS - REINSURANCE DIVISION

Net Underwriting Income

Gross managed premium increased by $6.7 million, or 15.2%, for the three months ended June 30, 2000, compared to the corresponding prior year period. A medical account for the transition of group health insurance coverage sold through affinity groups to alternative providers, that provided $10 million in managed premium in the prior quarter, and $65 million throughout 1999 had a final premium of $13 million reported in the quarter representing final premium through to the effective cancellation date of April 20, 2000. In addition, two U.S. medical stop loss contracts with a total managed premium of $15.8 million were underwritten by the Toronto office during the quarter. The Company's office in Hamburg renewed a personal accident policy of $7.8 million in gross managed premium.

Gross managed premium decreased by $37.0 million or 18.2% for the six months ended June 30, 2000, compared to the corresponding prior year period. A medical account for the transition of group health insurance coverage sold through affinity groups to alternative providers, that provided $45 million in managed premium in the prior period, had a final premium of $13 million reported in the quarter. In addition, a loss making account in Europe, which contributed $12 million in premium in 1999, was not renewed.

Underwriting results for the three months ended June 30, 2000 and 1999, by line of business and in total were as follows:

Three months ended June 30, 2000                  Personal
U.S. dollars in thousands           Medical       Accident        Credit          Life         Other          Total
------------------------------------------------------------------------------------------------------------------------
Gross premiums written           $    31,189    $    14,871    $       213    $     1,346   $       873    $    48,492
                                 =======================================================================================

Net premiums written                  29,847         13,156            203          1,264           205         44,675
                                 =======================================================================================

Net premiums earned                   52,741         16,917          4,235          1,251         1,302         76,446
Losses and loss expenses              39,126         11,780          2,285            640           858         54,689
Acquisition costs                     15,296          5,327          1,664            450           707         23,444
Operating costs                        5,200          1,721            431            127           495          7,974
                                 ---------------------------------------------------------------------------------------

Net underwriting income (loss)   $    (6,881)   $    (1,911)   $      (145)   $        34   $      (758)   $    (9,661)
                                 =======================================================================================

Three months ended June 30, 1999                  Personal
U.S. dollars in thousands           Medical       Accident        Credit          Life         Other          Total
------------------------------------------------------------------------------------------------------------------------
Gross premiums written           $    38,388    $     6,468    $      (826)   $    (2,936)  $      (460)   $    40,634
                                 =======================================================================================

Net premiums written                  38,492          5,954           (798)        (2,891)         (453)        40,304
                                 =======================================================================================

Net premiums earned                   55,405          7,490          1,268          2,094         1,265         67,522
Losses and loss expenses              40,723          5,668          1,031            888           599         48,909
Acquisition costs                     12,647            584            250            169           458         14,108
Operating costs                        3,937            664            112            186           120          5,019
                                 ---------------------------------------------------------------------------------------

Net underwriting income (loss)   $    (1,902)   $       574    $      (125)   $       851   $        88    $      (514)
                                 =======================================================================================

Medical underwriting results are impacted by $2.5 million of additional loss and acquisition expenses due to the negative development on two accounts in North America, one account in Latin America and one account with worldwide cover. The Company had positive development of $1.2 million on two North American medical accounts written through its London office on which the Company had provided significant loss recognition reserves in previous quarters. The Company's bulk IBNR reserve in respect of London medical business was not adjusted during the quarter.

Personal Accident underwriting results are impacted by $1.7 million of additional loss and acquisition expenses due to negative development on three accounts in Asia, four accounts in Europe and one account in North America. A North American account subject to loss recognition reserves in previous quarters had positive development of $0.7 million in the quarter. The increase in gross written premiums over the prior period is due to additional accounts written in Europe and Asia.

Other business represents Special Risks business and automobile warranty business ceded by a German company in which ESG made a 10% equity investment in 1998. Underwriting results are impacted by losses of $0.2 million on a North American Special Risk account, written in Europe.

Underwriting results for the six months ended June 30, 2000 and 1999, by line of business and in total were as follows:

Six months ended June 30, 2000                   Personal
U.S. dollars in thousands           Medical       Accident        Credit          Life         Other          Total
----------------------------------------------------------------------------------------------------------------------
Gross premiums written           $   101,243    $    46,221    $     4,021    $     4,621   $     3,829    $   159,935
                                 =====================================================================================

Net premiums written                  95,354         42,543          3,856          4,263         3,138        149,154
                                 =====================================================================================

Net premiums earned                   91,433         30,920          6,216          3,305         2,383        134,257
Losses and loss expenses              70,549         23,044          2,542          1,643         2,140         99,918
Acquisition costs                     24,663          8,411          2,894          1,037         1,118         38,123
Operating costs                        9,557          3,385            667            371           623         14,603
                                 -------------------------------------------------------------------------------------

Net underwriting income (loss)   $   (13,336)   $    (3,920)   $       113    $       254   $    (1,498)   $   (18,387)
                                 =====================================================================================

Six months ended June 30, 1999                   Personal
U.S. dollars in thousands           Medical       Accident        Credit          Life         Other          Total
----------------------------------------------------------------------------------------------------------------------
Gross premiums written           $   129,107    $    47,276    $     4,498    $     3,927   $     2,959    $   187,767
                                 =====================================================================================

Net premiums written                 126,912         45,955          4,318          3,813         2,872        183,870
                                 =====================================================================================

Net premiums earned                  100,580         16,691          1,767          4,194         2,414        125,646
Losses and loss expenses              68,302         10,526            750          2,913         1,169         83,660
Acquisition costs                     27,201          3,876            398            488           955         32,918
Operating costs                        7,167          1,322            148            336           202          9,175
                                 -------------------------------------------------------------------------------------

Net underwriting income (loss)   $    (2,090)   $       967    $       471    $       457   $        88    $      (107)
                                 =====================================================================================

Medical underwriting results are impacted by $6.2 million of additional loss and acquisition expenses due to the negative development on two accounts in Latin America and four accounts in North America.

Personal Accident underwriting results are impacted by $4.8 million of additional loss and acquisition expenses due to the negative development on three accounts in North America, three accounts in Asia and seven accounts in Europe.

Credit underwriting results reflect a reduction in loss reserves on a 1998 underwriting account in Latin America, cancelled in the third quarter of 1999.

Other business represents Special Risks business and automobile warranty business ceded by a German company in which ESG made a 10% equity investment in 1998. Underwriting results are impacted by losses of $0.8 million on a Special Risk account, written in Europe.

Operating Ratios

The operating ratios for the three months ended June 30, 2000 and 1999, by line of business and in total were as follows:

                                                   Personal
Three months ended June 30, 2000    Medical        Accident       Credit          Life         Other          Total
----------------------------------------------------------------------------------------------------------------------
Loss ratio                              74.2%          69.6%          54.0%          51.1%         65.9%          71.5%
Acquisition expense ratio               29.0%          31.5%          39.3%          36.0%         54.3%          30.7%
                                 -------------------------------------------------------------------------------------
Loss and acquisition expense
     Ratio                             103.2%         101.1%          93.3%          87.1%        120.2%         102.2%
                                 -------------------------------------------------------------------------------------
Operating expense ratio                                                                                           10.4%
                                                                                                           ===========
Combined ratio                                                                                                   112.6%
                                                                                                           ===========

                                                   Personal
Three months ended June 30, 1999    Medical        Accident       Credit          Life         Other          Total
----------------------------------------------------------------------------------------------------------------------
Loss ratio                              73.5%          75.7%          81.3%          42.4%         47.4%          72.4%
Acquisition expense ratio               22.8%           7.8%          19.7%           8.1%         36.2%          20.9%
                                 -------------------------------------------------------------------------------------
Loss and acquisition expense
     Ratio                              96.3%          83.5%         101.0%          50.5%         83.6%          93.3%
                                 -------------------------------------------------------------------------------------
Operating expense ratio                                                                                            7.4%
                                                                                                           ===========
Combined ratio                                                                                                   100.7%
                                                                                                           ===========

The operating ratios for the six months ended June 30, 2000 and 1999, by line of business and in total were as follows:

                                                   Personal
Six months ended June 30, 2000      Medical        Accident       Credit          Life         Other          Total
----------------------------------------------------------------------------------------------------------------------
Loss ratio                              77.1%          74.5%          40.9%          49.7%         89.8%          74.4%
Acquisition expense ratio               27.0%          27.2%          46.6%          31.4%         46.9%          28.4%
                                 -------------------------------------------------------------------------------------
Loss and acquisition expense
     Ratio                             104.1%         101.7%          87.5%          81.1%        136.7%         102.8%
                                 -------------------------------------------------------------------------------------
Operating expense ratio                                                                                           10.9%
                                                                                                           ===========
Combined ratio                                                                                                   113.7%
                                                                                                           ===========

                                                   Personal
Six months ended June 30, 1999      Medical        Accident       Credit          Life         Other          Total
----------------------------------------------------------------------------------------------------------------------
Loss ratio                              67.9%          63.1%          42.4%          69.5%        48.4%          66.6%
Acquisition expense ratio               27.1%          23.2%          22.5%          11.6%        39.6%          26.2%
                                 -------------------------------------------------------------------------------------
Loss and acquisition expense
     Ratio                              95.0%          86.3%          64.9%          81.1%        88.0%          92.8%
                                 -------------------------------------------------------------------------------------
Operating expense ratio                                                                                           7.3%
                                                                                                           ===========
Combined ratio                                                                                                  100.1%
                                                                                                           ===========

The operating expense ratios for the three months and six months ended June 30, 2000 and 1999, respectively, were calculated by expressing total administrative expenses net of corporate office expenses and health care division expenses, as a percentage of net premiums earned. Total operating expenses for the three months ended June 30, 2000 represent 17.8% of net premiums written and 10.4% of net premiums earned, compared to 12.5% and 7.4%, respectively, for the prior year. Total operating expenses for the six months ended June 30, 2000 represent 10.5% of net premiums written and 10.9% of net premiums earned, compared to 5.0% and 7.3%, respectively, for the prior year.

Geographical Distribution

The distribution of gross written premiums for the three months ended June 30, 2000 and 1999 and for the year ended December 31, 1999, is as follows:

                   Three months ended     Three months ended          Year ended
                        June 30, 2000          June 30, 1999   December 31, 1999
--------------------------------------------------------------------------------
Western Europe                 28.7%                   33.6%               21.2%
North America                  58.5%                   40.9%               63.5%
Latin America                   9.7%                   11.4%                9.8%
Other                           3.1%                   14.1%                5.5%
--------------------------------------------------------------------------------

Total                         100.0%                  100.0%              100.0%
--------------------------------------------------------------------------------

The second quarter is traditionally the lowest quarter of volume for the Company. The Company wrote three medical contracts in North America during the quarter which accounted for 57% of the total managed premium for the quarter. The Company has been able to increase premium rates and strengthen terms of trade in the North American business without major loss of business. The Company is in the process of securing additional co-reinsurance of up to 50% of its North American portfolio to limit its net retention whilst continuing to write profitable business.

The distribution of gross written premiums for the six months ended June 30, 2000 and 1999 and for the year ended December 31, 1999, is as follows:

                     Six months ended       Six months ended          Year ended
                        June 30, 2000          June 30, 1999   December 31, 1999
--------------------------------------------------------------------------------
Western Europe                 23.2%                   32.2%               21.2%
North America                  50.0%                   50.0%               63.5%
Latin America                  23.5%                   11.1%                9.8%
Other                           3.3%                    6.7%                5.5%
--------------------------------------------------------------------------------

Total                         100.0%                  100.0%              100.0%
--------------------------------------------------------------------------------

The percentage of business written in North America is consistent with prior year. The Company's strategy to co-reinsure a larger share of its North American account in the second half of 2000 will reduce the concentration of its exposure in this market. The decline in Western Europe is primarily due to the non-renewal of a loss making account of $12 million and the impact of a long-term medical account written in the three months ended June 30, 1999 of $10.9 million.

The Company experienced significant growth in Latin America business in the first quarter of 2000 associated with growth in the portfolio of its principal ceding company in the region.

Product Mix

The distribution of gross premiums written by line of business for the three months ended June 30, 2000 and 1999, and for the year ended December 31, 1999 was as follows:

                       Three months ended    Three months ended       Year ended
                         June 30, 2000         June 30, 1999       December 31, 1999
------------------------------------------------------------------------------------
Medical                         64.3%                94.4%               75.7%
Personal Accident               30.7%                15.9%               19.9%
Credit                           0.4%               (2.0)%                0.6%
Life                             2.8%               (7.2)%                2.1%
Other                            1.8%               (1.1)%                1.7%
------------------------------------------------------------------------------------

Total                          100.0%               100.0%              100.0%
------------------------------------------------------------------------------------

The distribution of gross premiums written by line of business for the six months ended June 30, 2000 and 1999, and for the year ended December 31, 1999 was as follows:

                      Six months ended       Six months ended       Year ended
                        June 30, 2000          June 30, 1999    December 31, 1999
------------------------------------------------------------------------------------
Medical                         63.3%               68.8%                75.7%
Personal Accident               28.9%               25.2%                19.9%
Credit                           2.5%                2.4%                 0.6%
Life                             2.9%                2.1%                 2.1%
Other                            2.4%                1.5%                 1.7%
------------------------------------------------------------------------------------

Total                          100.0%              100.0%               100.0%
------------------------------------------------------------------------------------

Through co-reinsurance of the North American medical portfolio and the expansion of credit and life programs, the Company expects to continue to reduce the proportion of medical business in the portfolio going forward.

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

Management Fee Revenue

Management fee revenue for the quarter was $594 thousand, a reduction of $280 thousand from the corresponding prior period due to the company retaining more business for its own account.

For the six months ended June 30, 2000, management fee revenue was $1.0 million, a reduction of $0.7 million from the corresponding period in 1999, due to the company retaining more business for its own account.

Administrative Expenses

Total administrative expenses for continuing operations for the three months ended June 30, 1999 were $8.7 million, compared to $5.5 million for the three months ended June 30, 1999 and $7.4 million for the three months ended March 31, 2000.

Personnel expenses increased by $0.2 million over the three months ended March 31, 2000 due to the continued investment in key personnel at the holding company and various representative offices. Professional service fees increased by $0.6 million for the three months ended June 30, 2000 from $2.0 million in the three months ended March 31, 2000. The increase was due to legal fees associated with potential litigation on policy contracts written in the North American market and personnel issues.

Travel expenses increased by $0.3 million to $0.9 million for the three months ended June 30, 2000 from $0.6 million in the three months ended March 31, 2000. Depreciation & amortization increased by $0.2 million to $0.5 million for the three months ended June 30, 2000.

DISCONTINUED OPERATIONS

HEALTH CARE DIVISION

Through its health care division, ESG Health, the Company offers medical referral, second opinion and disease management services to the German market. The division includes COMED, a non-profit German healthcare association which the Company helped to establish and IPT (Institut fuer Praeventivmedizin & Technologie GmbH), a provider of doctor's referral and second opinion services. In February 2000, the Company incorporated VVB Bermuda Limited, a holding company in Bermuda for the Company's health care division. During March 2000, the Company completed the acquisition of Innovacare GmbH, a disease management company based in Munich, Germany. The purchase price was $5.9 million.

On August 10, 2000, the Board of Directors formally approved a plan on the divestiture of its Health Care Division. The Company will retain non-voting convertible preference share interest in the new Company, valued at $8 million as of July 1, 2000. Negotiations are primarily taking place with a related party, HMI Partners L.L.C., with comparable terms being offered to non-related parties. The Company expects new investors to contribute additional capital of $3.6 million to the new Company in the second half of 2000 with additional capital been sought thereafter. There will be no further liability for ESG to contribute to the costs of the Health Care operation after June 30, 2000. ESG will have no board representation in the new Company. The Company expects to conclude negotiations by August 31, 2000. The principal asset of the Health Care division is goodwill of $6.4 million associated with the acquisition of Innovacare GmbH.

RESULTS

                                                   Three Months Ended        Six Months Ended
                                                        June 30,                 June 30,
U.S dollars in thousands except per share data     2000          1999       2000          1999
----------------------------------------------   ---------    ---------   ---------    ---------
Management Fee Income                                  335          249         343          249
Investment Income                                     --             17        --             17
                                                 ---------    ---------   ---------    ---------
Total Income                                           335          266         343          266
Less:

         Personnel Expenses                           (661)        --          (996)        --
         Professional Service Fees                  (1,536)        --        (3,492)        --
         Expenses Associated with COMED               (400)        --          (740)        --
         Other expenses                               (558)        --          (850)        --
                                                 ---------    ---------   ---------    ---------
         Total Expenses                             (3,155)        --        (6,078)        --
                                                 ---------    ---------   ---------    ---------

                                                 ---------    ---------   ---------    ---------
Net (loss)/income                                   (2,820)         266      (5,735)         266
                                                 ---------    ---------   ---------    ---------

During the three months ended June 30, 2000, professional service fees of $1.5 million were incurred primarily in establishing the market position of ESG Health. A provision of $0.4 million was established for additional loans to COMED under the $12 million loan facility provided by ESG in December 1998. As of June 30, 2000, $4.0 million is outstanding under this facility and is fully provided for. The ability of COMED to repay the loan is dependent on its ability to generate sufficient revenues from members. Under the terms of the loan agreement, the Company has the right to refuse any further disbursements where the ability of COMED to repay the loan is in doubt. The initial marketing strategy of COMED was to carry out direct marketing programs to the general public, which failed to develop significant members. In recent months, COMED has attempted to attract members through direct contact with public and private sick funds, the German equivalent of HMO's. In May, COMED secured a contract with one private sick fund to pilot its services to a group of 20,000 members.

The Company's subsidiary, Innovacare GmbH, acquired in March 2000, generated management fee income of $335 thousand. Innovacare had a net loss of $46 thousand for the three months ended June 30, 2000.

INDONESIA

On August 10, 2000, the Board of Directors formally approved a plan to liquidate its majority owned subsidiary in Indonesia, acquired on June 30, 1999. The Company, PT International Health Benefits Indonesia, operates as a third party administrator and a direct writer of guaranteed public health maintenance (JPKM) insurance business. The Company does not expect the costs of closure to be significant. The Company expects to complete the closure of the Indonesian operation by December 31, 2000.

The Indonesian operation contributed a net loss of $0.2 million in the three months and six months ended June 30, 2000.

INVESTMENT RESULTS

The investment results for the three months ended June 30, 2000 and 1999 were as follows:

                                                           Net             Annualized     Net Realized
Three Months ended June 30, 2000        Average         Investment          Effective      Investment
U.S dollars in thousands              Investments       Income(1)            Yield           Gains
-----------------------------------------------------------------------------------------------------
Investments - available for sale     $    176,637     $      2,847              6.4%     $        344
Other investments                          10,723              128              4.8%             --
Cash and cash equivalents                  22,004              190              3.4%             --
-----------------------------------------------------------------------------------------------------
Total                                $    209,363     $      3,165              6.0%     $        344
-----------------------------------------------------------------------------------------------------

                                                           Net             Annualized     Net Realized
Three Months ended June 30, 1999        Average         Investment          Effective      Investment
U.S dollars in thousands              Investments       Income(1)            Yield           Gains
-----------------------------------------------------------------------------------------------------
Investments - available for sale     $    200,091     $      3,215              6.4%             (275)
Other investments                          12,410              144              4.6%             --
Cash and cash equivalents                  27,744              379              5.5%             --
-----------------------------------------------------------------------------------------------------
Total                                $    240,245     $      3,738              6.2%             (275)
-----------------------------------------------------------------------------------------------------

(1)  Net investment income is net of investment-related expenses

                                                           Net             Annualized     Net Realized
Six Months ended June 30, 2000          Average         Investment          Effective      Investment
U.S dollars in thousands              Investments       Income(1)            Yield           Gains
-----------------------------------------------------------------------------------------------------
Investments - available for sale     $    178,143     $      5,505              6.2%     $     (1,071)
Other investments                          11,187              256              4.6%             --
Cash and cash equivalents                  24,096              330              2.7%             --
-----------------------------------------------------------------------------------------------------
Total                                $    213,426     $      6,091              5.7%     $     (1,071)
-----------------------------------------------------------------------------------------------------

                                                           Net             Annualized     Net Realized
Six Months ended June 30, 1999          Average         Investment          Effective      Investment
U.S dollars in thousands              Investments       Income(1)            Yield           Gains
-----------------------------------------------------------------------------------------------------
Fixed maturity investments           $    204,190     $      6,019              5.9%             (275)
Other investments                          10,245              209              4.1%             --
Cash and cash equivalents                  24,143              576              4.8%             --
-----------------------------------------------------------------------------------------------------
Total                                $    238,578     $      6,804              5.7%             (275)
-----------------------------------------------------------------------------------------------------

(1)  Net investment income is net of investment-related expenses

Liquidity and Capital Resources

As of June 30, 2000, total investments and cash were $206.8 million compared to $221.5 million at December 31, 1999. Cash flow from operating activities for the six months ended June 30, 2000 was $0.4 million. All fixed maturity securities in the Company's investment portfolio are classified as available for sale and are carried at fair value. Additionally, the Company holds $4.0 million in foreign currency equities matched to liabilities related to a long-term European medical account. The fixed maturity investment portfolio as of June 30, 2000 and December 31, 1999, were as follows:

                                                                                                               Average
As at June 30, 2000                                       Fair              Duration            Market         Credit
U.S. dollars in thousands                                 Value              (Years)            Yield          Rating
----------------------------------------------------------------------------------------------------------------------
Corporate securities                                 $     86,225              3.3               7.4%               A+
U.S. treasury securities and obligations of
  U.S. government corporations and agencies                31,988              3.2               6.7%              AAA
Mortgage & Asset backed securities                         25,938              1.5               7.8%              AAA
Obligations of states and political subdivisions
                                                           17,967              2.2               7.5%              AAA
Foreign currency debt securities                           12,493              3.7               4.7%              AAA
----------------------------------------------------------------------------------------------------------------------

Total                                                $    174,611              2.8               6.8%               AA
----------------------------------------------------------------------------------------------------------------------

                                                                                                               Average
As at June 30, 1999                                       Fair              Duration            Market         Credit
U.S. dollars in thousands                                 Value              (Years)            Yield          Rating
----------------------------------------------------------------------------------------------------------------------
Corporate securities                                 $    102,355              3.0               7.2%               A+
U.S. treasury securities and obligations of
  U.S. government corporations and agencies                21,329              2.7               6.2%              AAA
Mortgage & Asset backed securities                         23,486              1.0               7.8%              AAA
Obligations of states and political subdivisions
                                                           16,281              2.3               7.1%              AA+
Foreign currency debt securities                           13,719              3.7               4.7%              AAA
----------------------------------------------------------------------------------------------------------------------

Total                                                $    177,170              2.7               7.0%               AA
----------------------------------------------------------------------------------------------------------------------

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

Shareholders' equity as of June 30, 2000 was $153.0 million compared to $176.8 million at December 31, 1999. The major factors contributing to the decrease in shareholders' equity included $19.5 million of net losses, the repurchase of common shares at a cost of $1.9 million and the Company's declaration of cumulative dividends of $0.16 per common share. Book value per common share decreased to $12.95 as of June 30, 2000 from $15.24 as of December 31, 1999.

CURRENT DEVELOPMENTS

A quarterly cash dividend of $0.08 per share was declared on August 10, 2000 by the Company's Board of Directors, payable September 28, 2000 to common shareholders of record on September 15, 2000.

In February 2000, Odyssey Re instituted an action in England against a broker, Stirling Cooke Brown, alleging fraud and conspiracy on the reinsurance placement of 1997 and 1998 Personal Accident and Workers Compensation "carve out" business with Odyssey Re. These proceedings mirror earlier proceedings commenced in New York which were dismissed on jurisdictional grounds. During 1998, ESG accepted a 25% quota share reinsurance treaty with Odyssey Re (UK) retroactive to January 1, 1998. This treaty covers various reinsurance contracts underwritten by Odyssey Re (UK) and retroceded to ESG. Among these ceding companies are various insurance companies involved in the litigation Odyssey Re instituted in New York over 1997 and 1998 business. This treaty terminated as of December 31, 1998 but ESG renewed its participation for 1999 directly with one of those ceding companies. In December 1999, the Company gave notice to rescind its contract with Odyssey Re (UK) for misrepresentation and failure to disclose material facts. The Company continues to investigate its position regarding the 1999 account regarding possible misrepresentation and failure to disclose material facts. At this time, the Company is unable to determine the amount of its exposure and the possible effect upon the Company's business, financial condition or results of operation from these two contracts.

During the quarter the Company extended further loans to COMED, the German healthcare association which the Company helped to establish, under the loan facility of $12 million provided in December 1998. At June 30, 2000, $4.0 million is outstanding under this facility and is fully provided for. The ability of COMED to repay the loan is dependent on its ability to generate sufficient revenues from members. Under the terms of the loan agreement, the Company has the right to refuse any further disbursements where the ability of COMED to repay the loan is in doubt.

The Company has put out to tender a quota share of up to 50% of its North American medical portfolio underwritten through its Toronto office. The Company expects to have this co-reinsurance retroactive to July 1, 2000.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual General Meeting of shareholders of ESG Re Limited was held on Monday, May 8, 2000 at Waterloo House in Hamilton, Bermuda. There were present at the meeting, in person or represented by proxy, the holders of 10,166,824 of the outstanding common stock of the Company which represented approximately 83% of the outstanding shares as at the date of record. The matters voted on at the meeting and the votes cast were as follows:

Proposal 1  Election of Directors

     Gerald Moller was elected to serve as a Class 1 Director until the 2001 Annual General Meeting. Edward A. Tilly and David C. Winn were elected to serve as Class 2 Directors until the 2002 Annual General Meeting. Steven H. Debrovner, Isao Kuzuhara and David L. Newkirk were elected as Class 3 Directors until the 2003 Annual General Meeting. Each nominee received at least 7,072,208 votes.

Proposal 2 Ratification of the Appointment of Independent Auditors

     The selection of Deloitte & Touche as independent auditors for the fiscal year ended December 31, 2000, was ratified with 8,187,493 shares voting in favor of such proposal and 1,455,969 voting against.

Proposal 3 Shareholder Proposal

     The proposal that the stockholders of ESG Re Limited hereby request that the Board of Directors immediately initiate discussions with possible purchasers relating to an acquisition of ESG Re Limited by merger or tender offer was adopted with 4,048,892 shares voting in favor of such proposal and 3,865,032 voting against.

                           ITEM 5. OTHER TRANSACTIONS

Not applicable.

                     ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)  Exhibits

             Exhibit 11.1      Computation of Earnings Per Share

             Exhibit 15.1      Consent of Deloitte & Touche

             Exhibit 27.1      Financial Data Schedule

(b)  Report on Form 8-K

The Company filed one report on Form 8-K during the reporting period. The report was filed on April 17, 2000 with regard to the resignation of Chief Financial Officer, Joan H. Dillard effective May 15, 2000 and the appointments of Mr. Najib Nathoo as senior financial officer and Controller Cormac Treacy to the additional role of Chief Accounting Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 2000
                                 ESG RE LIMITED

                                   By: /s/ Cormac G. Treacy
                                       -------------------------------------
                                    Name: Cormac G. Treacy
                                    Title: Controller & Chief Accounting Officer