Form 10-Q
period 2000-09-30
ESG RE LTD
filed 2000-11-14
CIK 1049624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                        Commission file number 000-23481

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

                                -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of the Registrant's common shares (par value $1.00 per share) outstanding as of November 9, 2000, was 11,787,108.

                                 ESG RE LIMITED
          1.1 INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                PAGE
Condensed Consolidated Balance Sheets as of September 30, 2000
   (unaudited) and December 31, 1999                                             3

Condensed Consolidated Statements of Operations for the three
   months and nine months ended September 30, 2000 and 1999 (unaudited)          4

Condensed Consolidated Statements of Cash Flows for the nine
   months ended September 30, 2000 and 1999 (unaudited)                          5

Condensed Consolidated Statements of Comprehensive Income for the three
   months and nine months ended September 30, 2000 and 1999 (unaudited)          6

Notes to the Condensed Consolidated Financial Statements (unaudited)             7

Independent Accountants' Review Report                                          10


                         PART I - FINANCIAL INFORMATION
               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                 ESG RE LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                September 30,          December 31,
                                                                                    2000                  1999
                                                                                -------------          ------------
ASSETS                                                                           (Unaudited)
     Investments - available for sale, at fair value
        (cost: $177,997 and $184,767)                                             $ 175,299             $ 181,155
     Cash and cash equivalents                                                       19,589                28,278
     Other investments                                                               17,672                12,116
                                                                                  ---------             ---------
         Total investments and cash                                                 212,560               221,549

     Accrued investment income                                                        2,983                 3,367
     Management fees receivable                                                         593                 1,303
     Reinsurance balances receivable                                                238,748               276,112
     Reinsurance recoverable on incurred losses                                      12,569                11,462
     Funds retained by ceding companies                                              26,335                15,541
     Prepaid reinsurance premiums                                                     7,888                 9,108
     Deferred acquisition costs                                                      55,248                57,807
     Receivable for securities sold                                                   2,240                  --
     Other assets ($707 due from related party in 2000)                               6,206                 6,071
     Cash and cash equivalents held in a fiduciary capacity                           3,224                 3,364
                                                                                  ---------             ---------
TOTAL ASSETS                                                                      $ 568,594             $ 605,684
                                                                                  =========             =========
LIABILITIES
     Unpaid losses and loss expenses                                              $ 153,732             $ 136,935
     Unearned premiums                                                              165,205               181,127
     Acquisition costs payable                                                       68,282                73,055
     Reinsurance balances payable                                                    41,474                26,025
     Payable for securities purchased                                                 5,831                   241
     Accrued expenses, accounts payable, and other
       liabilities ($82 and $125 due to related parties)                             13,719                 8,122
     Fiduciary liabilities                                                            3,224                 3,364
                                                                                  ---------             ---------
         Total liabilities                                                          451,467               428,869
                                                                                  ---------             ---------
SHAREHOLDERS' EQUITY
     Preference shares, 50,000,000 shares authorized; no shares
        issued and outstanding for 2000 and 1999                                       --                    --
     Class B common shares, 100,000,000 shares authorized; no
        shares issued and outstanding for 2000 and 1999                                --                    --
     Common shares, par value $1 per share; 100,000,000 shares
        authorized; 11,787,108 shares issued and outstanding
        for 2000 and 11,598,799 shares issued and outstanding for 1999               11,787                11,599
     Additional paid-in capital                                                     209,665               211,225
     Accumulated other comprehensive income:
        Foreign currency translation adjustments, net of tax                         (4,844)               (1,702)
        Unrealized (losses) on securities,  net of reclassification
           adjustments and tax                                                       (2,698)               (3,612)
                                                                                  ---------             ---------
     Accumulated other comprehensive income                                          (7,542)               (5,314)
                                                                                  ---------             ---------
     Retained (deficit)                                                             (94,540)              (40,695)
                                                                                  ---------             ---------
     Deferred compensation                                                           (2,243)                 --
                                                                                  ---------             ---------
         Total shareholders' equity                                                 117,127               176,815
                                                                                  ---------             ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 568,594             $ 605,684
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

                                 ESG RE LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                          Three Months Ended                            Nine Months Ended
                                                   September 30,         September 30,         September 30,         September 30,
                                                       2000                  1999                   2000                  1999
                                                   ------------          ------------          ------------          ------------
REVENUES
     Net premiums written                          $     16,010          $     59,748          $    165,164          $    243,618
     Change in unearned premiums                         23,746                 7,707                 8,849               (50,517)
                                                   ------------          ------------          ------------          ------------
     Net premiums earned                                 39,756                67,455               174,013               193,101
     Management fee revenue                                 224                  (252)                1,180                 1,439
     Net investment income                                3,600                 3,478                 9,691                10,483
     Gain on equity investments                              23                  --                     309                  --
     Net realized investment gain (loss)                    472                  (861)                 (599)               (1,136)
                                                   ------------          ------------          ------------          ------------
                                                         44,075                69,820               184,594               203,887
                                                   ------------          ------------          ------------          ------------
EXPENSES
     Losses and loss expenses                            44,477                56,637               144,395               140,297
     Acquisition costs                                   18,264                19,761                56,387                52,679
     Administrative expenses                             16,382                 7,582                32,479                17,563
                                                   ------------          ------------          ------------          ------------
                                                         79,123                83,980               233,261               210,539
                                                   ------------          ------------          ------------          ------------
NET (LOSS) FROM CONTINUING OPERATIONS
     BEFORE TAXES                                       (35,048)              (14,160)              (48,667)               (6,652)
Income tax expense                                         --                    --                    --                     311
                                                   ------------          ------------          ------------          ------------
NET (LOSS) FROM CONTINUING OPERATIONS                   (35,048)              (14,160)              (48,667)               (6,963)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                  750                (9,000)               (5,178)               (8,734)
NET (LOSS)                                         $    (34,298)         $    (23,160)         $    (53,845)         $    (15,697)
                                                   ============          ============          ============          ============
PER SHARE DATA
     Basic net (loss)/ per share from
         continuing operations                     $      (2.97)         $      (1.03)         $      (4.14)         $      (0.50)
     Diluted net (loss) per share from
         continuing operations                     $      (2.97)         $      (1.03)         $      (4.14)         $      (0.50)
                                                   ============          ============          ============          ============
     Basic net (loss) per share                    $      (2.90)         $      (1.68)         $      (4.58)         $      (1.13)
     Diluted net (loss) per share                  $      (2.90)         $      (1.68)         $      (4.58)         $      (1.13)
                                                   ============          ============          ============          ============
     Weighted average shares outstanding
        Basic                                        11,817,349            13,792,450            11,746,066            13,879,235
        Diluted                                      11,817,349            13,792,450            11,746,066            13,879,235
                                                   ============          ============          ============          ============
     Dividends declared per share                  $       0.00          $       0.08          $       0.16          $       0.24
                                                   ============          ============          ============          ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 ESG RE LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           Nine Months Ended
                                                                               ----------------------------------------
                                                                               September 30, 2000    September 30, 1999
                                                                               ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities                                 $     (44)            $  26,311
                                                                                    ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cost of fixed maturity investments acquired - available for sale                  (157,716)             (257,974)
   Proceeds from sale of fixed maturity investments - available for sale              162,580               269,586
   Funding of other investments                                                        (8,740)               (8,760)
   Proceeds from other investments                                                        800                  --
   Purchases of fixed assets                                                             (476)               (2,002)
   Purchases of intangible assets                                                        --                  (1,076)
                                                                                    ---------             ---------
Net cash used in investing activities                                                  (3,552)                 (226)
                                                                                    ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                                                      (2,859)               (3,342)
   Repurchase of common shares                                                         (2,234)               (5,947)
                                                                                    ---------             ---------
Net cash used in financing activities                                                  (5,093)               (9,289)
                                                                                    ---------             ---------
Net (decrease) increase in cash                                                        (8,689)               16,796
Cash and cash equivalents at January 1                                                 28,278                16,942
                                                                                    ---------             ---------
Cash and cash equivalents at September 30                                           $  19,589             $  33,738
                                                                                    =========             =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 ESG RE LIMITED
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (U.S. DOLLARS IN THOUSANDS)

                                                                  Three Months Ended                  Nine Months Ended
                                                           September 30,     September 30,     September 30,     September 30,
                                                               2000              1999               2000             1999
                                                           -------------     ------------      ------------      -------------
Net (loss)                                                   $(34,298)         $(23,160)         $(53,845)         $(15,697)
                                                             --------          --------          --------          --------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                     (2,400)             (141)           (3,142)             (660)
  Unrealized gains on securities:
    Unrealized holding (losses)/gains arising during
          the period                                            1,527              (789)              315            (5,220)
    Less reclassification adjustment for
        losses/(gains) included in net income                    (472)              861               599             1,136
                                                             --------          --------          --------          --------
Other comprehensive income                                     (1,345)              (69)           (2,228)           (4,744)

Comprehensive (loss)                                         $(35,643)         $(23,229)         $(56,073)         $(20,441)
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The Company's significant accounting policies include the following:

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

     (B)  RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for unpaid losses and loss adjustment expenses includes an estimate of reported case reserves and an estimate for losses incurred but not reported. Case reserves are estimated based on ceding company reports and other data considered relevant to the estimation process. The liability for losses incurred but not reported is based to a large extent on the expectations of ceding companies about ultimate loss ratios at the inception of the contracts, supplemented by industry experience and the Company's specific historical experience where available. As the Company has limited specific historical experience on a significant number of its programs on which to base its estimate of losses incurred but not reported, its reliance on ceding company expectations and industry experience is necessarily increased, which increases the uncertainty involved in the loss estimation process

The reserves, including legal reserves, as established by management are reviewed periodically, and adjustments are made in the periods in which they become known. Although management believes that an adequate provision has been made for the liability for losses and loss expenses, and legal reserves included in accrued expenses, based on all available information, there can be no assurance that the ultimate losses will not differ significantly from the amounts provided.

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


3.   COMMITMENTS AND CONTINGENCIES

     (A)  EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with several employees for terms of one to five years which have total minimum commitments of $5.0 million excluding any performance bonuses that are determined by the Board of Directors of the Company. The contracts include various non-compete clauses following termination of employment.

     (B)  LEASE COMMITMENTS

The Company and its subsidiaries have various obligations under operating leases. The future minimum commitments under lease and employment agreements are as follows:

                                    Employment         Lease
U.S. dollars in thousands           Commitments     Commitments       Total
--------------------------          -----------     -----------     ---------
Years Ending December 31,
     2000                             $   752        $   264         $ 1,016
     2001                               2,596            918           3,514
     2002                               1,546            621           2,167
     2003                                 120            421             541
     2004                                --              311             311
     Thereafter                          --              743             743
                                      -------        -------         -------
Total                                 $ 5,014        $ 3,278         $ 8,292
                                      =======        =======         =======


     (C)  LOAN COMMITMENTS

The Company and its subsidiaries have unfunded loan commitments outstanding of $2.0 million to a third party which is a significant ceding company to ESG.

     (D)  LETTERS OF CREDIT

Letters of Credit, in the amount of $72.9 million at September 30, 2000, have been issued in favor of ceding companies secured against the Company's investment portfolio.

     (E)  PENSION OBLIGATIONS

Certain subsidiaries of the Company are obligated to make defined contributions to pension plans for their employees. As of September 30, 2000, there were outstanding liabilities for pension contributions of $515 thousand.


4.   DISCONTINUED OPERATIONS

     (A)  HEALTH CARE DIVISION

On August 10, 2000, the Board of Directors approved a plan for the divestiture of its Health Care Division. Implementation of that plan resulted in the divestiture of VBB Bermuda Limited ("VBB") effective June 30, 2000, to affiliates of the Chief Executive Officer and senior management of the Health Care Division. The investors in VBB include the Company, affiliates of the Chief Executive Officer of the Company (the "CEO"), Dr. Gerald Moeller, previously a member of the board of ESG Re Limited and Chief Executive-Healthcare Division and former management of the Health Care
Division. Terms comparable to those offered to affiliates of the CEO were offered to non-related parties. The Company owns 8,000,000 convertible preference shares in VBB, par value $1 per share, included in other investments.

     Condensed summary operating results for the Health Care Division were as follows:

                                      Three Months Ended                 Nine Months Ended
                                         September 30,                      September 30,
U.S. dollars, in thousands         2000              1999              2000              1999
Revenues                           $  --          $     34            $    343          $    300
Expenses                             750            (8,746)             (5,328)           (8,746)
                                   -----          --------            --------          --------
Net income/(loss)                  $ 750          $ (8,712)           $ (4,985)         $ (8,446)
                                   =====          ========            ========          ========
Net income (loss) per share        $0.07          $  (0.64)           $  (0.44)         $  (0.63)
                                   =====          ========            ========          ========

The income of $750 thousand for the three months ended September 30, 2000 represents a recovery by the Company in settlement of professional service fees.

     (B)  INVESTMENT IN INDONESIA

On August 10, 2000, the Board of Directors approved a plan to liquidate its majority owned subsidiary in Indonesia. The Company does not expect to recover any debt or equity contributions advanced to and, expensed by, this subsidiary, in previous quarters. This operation contributed a net loss of $0.2 million in 2000.


5.  RELATED PARTIES

Included in net investment income for the three months and nine months ended September 30, 2000 were related party investment expenses of $82 thousand and $327 thousand respectively.

The Company holds an investment in VBB as described in Note 4 above. The Company had a receivable balance of $707 thousand at September 30, 2000 from VBB, which has been subsequently repaid.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of ESG Re Limited

We have reviewed the accompanying condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of September 30, 2000 and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three month and nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche
Chartered Accountants
Dublin, Ireland
November 13, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AS OF SEPTEMBER 30, 2000 AND THE RESULTS OF OPERATIONS OF ESG RE LIMITED AND SUBSIDIARIES (THE "COMPANY" OR "ESG") FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE ATTACHED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999 AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND NOTES THERETO HAVE BEEN REVIEWED BY INDEPENDENT ACCOUNTANTS IN ACCORDANCE WITH STANDARDS ESTABLISHED BY THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS.

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


GENERAL

The Company previously operated two business segments, Reinsurance and Health Care. The Reinsurance division is a specialty reinsurance enterprise providing accident, medical, credit, life and special risk reinsurance to insurers and selected reinsurers on a worldwide basis, and underwriting management services to co-reinsurers. Effective June 30, 2000, the Company discontinued the operations of its Health Care Division. Reference is made to Note 4 of Notes to Financial Statements for a description of the sale transaction and summary operating results.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

Results from continuing operations for the three months ended September 30, 2000, were a loss of $35.0 million or $2.97 per share as compared to a loss of $14.2 million or $1.03 per share for the corresponding period in the prior year. For the nine months ended September 30, 2000, the loss from continuing operations was $48.7 million or $4.14 per share compared to a prior year loss of $7.0 million or $0.50 per share covering the same period. The current period loss is primarily the result of reserve strengthening in respect of business written for the 1998 and 1999 underwriting years. The Company is continuing to take steps to mitigate further potential adverse development from these books of business.

Discontinued operations contributed $750 thousand of income to the third quarter this year representing the recovery of professional fees. For the same period last year, discontinued operations reported a net loss of $9.0 million. Comparable amounts for the nine months ended September 30, 2000 and 1999 were net losses of $5.2 million and $8.7 million, respectively. For additional information on the discontinued operations, reference is made to
Note 4 of Notes to the Financial Statements.

Consolidated results of operations for the three months and nine months ended September 30, 2000, and 1999, are presented below.


                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
U.S dollars in thousands except per share data            2000           1999            2000           1999
                                                         --------       --------       --------       --------
Gross Managed Premium                                      33,423         63,166        199,582        266,356
                                                         --------       --------       --------       --------
Net Premium Written                                        16,010         59,748        165,164        243,618
                                                         --------       --------       --------       --------
Net Premium Earned                                         39,756         67,455        174,013        193,101
                                                         --------       --------       --------       --------
Less:
Losses & Loss Adjustment Expenses                         (44,477)       (56,637)      (144,395)      (140,297)
Acquisition Costs                                         (18,264)       (19,761)       (56,387)       (52,679)
                                                         --------       --------       --------       --------
Total Underwriting Expenses                               (62,741)       (76,398)      (200,782)      (192,976)
                                                         --------       --------       --------       --------
(Loss)/profit from Underwriting                           (22,985)        (8,943)       (26,769)           125

Administrative Expenses                                   (16,382)        (7,582)       (32,479)       (17,563)
Net Investment Income                                       3,600          3,478          9,691         10,483
Gain on equity investments                                     23           --              309           --
Net realized investment gains/(losses)                        472           (861)          (599)        (1,136)
Management Fee Revenue                                        224           (252)         1,180          1,439
                                                         --------       --------       --------       --------
Net (loss) from continuing operations before taxes        (35,048)       (14,160)       (48,667)        (6,652)
Income Tax Expense                                           --             --             --              311
                                                         --------       --------       --------       --------
Net (Loss) from continuing operations                     (35,048)       (14,160)       (48,667)        (6,963)

(Loss) income from discontinued operations                    750         (9,000)        (5,178)        (8,734)
                                                         --------       --------       --------       --------
Net (Loss)                                                (34,298)       (23,160)       (53,845)       (15,697)

(Loss) excluding realized investment gains (losses)       (34,770)       (22,299)       (53,246)       (14,561)
                                                         --------       --------       --------       --------
Basic net (loss)/income per common share from
continuing operations                                    $  (2.97)      $  (1.03)      $  (4.14)      $  (0.50)

Basic net (loss)/income per common share                 $  (2.90)      $  (1.68)      $  (4.58)      $  (1.13)
                                                         ========       ========       ========       ========

CONTINUING OPERATIONS - REINSURANCE DIVISION

NET UNDERWRITING INCOME

Gross managed premium decreased by $29.7 million, or 47.1%, for the three months ended September 30, 2000, compared to the corresponding prior year period. The Company's office in North America wrote one large medical contract for employers contract business in the current quarter, with managed premium of $29.7 million. Additional premium of $7.7 million was added on the 2000 underwriting year. During the quarter, the Company recognized negative adjustments to managed premium on certain prior year contracts in London and North America as the premium development was below expectations. In the prior quarter the Company wrote $17.9 million of US medical business through its London office. As the Company ceased writing US medical business through this office in February 2000, none of these contracts were renewed. In addition, in the prior quarter, the Company recognized $20 million from a medical account in North America that provided for the transition of group health insurance coverage sold through affinity groups to alternate providers. This account ultimately provided $65 million in managed premium throughout 1999.

Gross managed premium decreased by $66.8 million or 25.1% for the nine months ended September 30, 2000, compared to the corresponding prior year period. A medical account for the transition of group health insurance coverage sold through affinity groups to alternative providers, that provided $65 million in managed premium in the prior period, had a final premium of $13 million reported in 2000. In addition, a loss making account in Europe, which contributed $12 million in premium in 1999, was not renewed. Management's decision in February 2000 to cease writing US medical business through its London office has also impacted premium volumes in 2000 over the prior year.

The financial result for the quarter has indicated that on certain accounts, contracts were under priced. Through the renewal season, the Company has been and will continue to propose appropriate rate increases across all contracts. In line with changes in the market place, the Company has scaled down the managed premium targets across the business with an enhanced focus on writing selective risks that are fully aligned with the Company's revised terms and conditions.

Underwriting results for the three months ended September 30, 2000 and 1999, by line of business and in total were as follows:

Three months ended Sept 30, 2000                     Personal
U.S. dollars in thousands              Medical       Accident         Credit          Life          Other          Total
--------------------------------      ---------      --------       ---------      ----------     ---------      --------
Gross premiums written                $ 28,314       $  5,520       $ (2,039)      $    735       $   (698)      $ 31,832
                                      ========       ========       ========       ========       ========       ========
Net premiums written                    13,987          4,301         (1,906)           559           (931)        16,010
                                      ========       ========       ========       ========       ========       ========
Net premiums earned                     26,647         11,908           (306)         1,288            219         39,756
Losses and loss expenses                26,589         16,066           (510)         1,862            470         44,477
Acquisition costs                       11,772          5,000            732            534            226         18,264
Operating costs                         10,081          4,603            100            498             85         15,367
                                      --------       --------       --------       --------       --------       --------
Net underwriting (loss)               $(21,795)      $(13,761)      $   (628)      $ (1,606)      $   (562)      $(38,352)
                                      ========       ========       ========       ========       ========       ========


Three months ended Sept 30, 1999                     Personal
U.S. dollars in thousands              Medical       Accident         Credit           Life          Other          Total
--------------------------------      ---------      --------       ---------      ----------     ---------      --------
Gross premiums written                $ 58,080       $  7,753       $ (8,623)      $  1,183       $  2,390       $ 60,783
                                      ========       ========       ========       ========       ========       ========

Net premiums written                    57,383          7,485         (8,300)         1,141          2,039         59,748
                                      ========       ========       ========       ========       ========       ========
Net premiums earned                     50,970         11,942            (88)         2,821          1,810         67,455
Losses and loss expenses                44,908          9,027             14          2,293            395         56,637
Acquisition costs                       15,798          2,920              7            487            549         19,761
Operating costs                          5,372          1,296             (9)           306            196          7,161
                                      --------       --------       --------       --------       --------       --------
Net underwriting income (loss)        $(15,108)      $ (1,301)      $   (100)      $   (265)      $    670       $(16,104)
                                      ========       ========       ========       ========       ========       ========


Results of operations for the three months ended September 30, 2000 have been disappointing, with losses reported in all of the regions in which the Company operates. As the Company has limited specific historical experience on a significant number of its programs on which to base its estimate of losses incurred but not reported, its reliance on ceding company expectations and industry experience is necessarily increased, which increases the uncertainty involved in the loss estimation process. Continuing bad experience on the 1998 underwriting year has indicated that the development of this underwriting year will be worse than previously anticipated, with a longer tail being evident in certain markets than what was previously estimated by the Company. Furthermore, although development is still relatively immature, the Company has identified adverse development in the 1999 underwriting year of account due to a combination of inadequate premium increases on renewal and poor results on certain large accounts. The Company has consequently downgraded its profit expectation on the 2000 underwriting year of account to reflect unprofitable pricing on certain material contracts. Included in operating costs is a legal reserve of $9.1 million for costs associated with resolving disputes in respect of certain of these contracts.

Medical underwriting results are impacted by $10.6 million of additional loss and acquisition expenses due to the negative development on one major account in Latin America across three underwriting years and two accounts in North America. In addition, the U.S. medical portfolio written through the London office up to February 2000 has continued to deteriorate with additional losses of $2.7 million recognized in the quarter.

Personal Accident underwriting results are impacted by $4.9 million of additional loss and acquisition expenses on the Company's Norwegian portfolio due to a longer than expected tail on loss development. In addition, a review in the quarter of the Company's broker business in Asia following poor results in the second quarter, has led to further loss recognition of $1.6 million on this business stream.

Credit underwriting results are impacted by the strengthening of reserves on one account in Latin America. In addition, premium was reduced by $1.6 million due to the adjustment of stale receivable and claim reserve balances remaining from the Company's 1997 underwriting year of account when the Company managed and participated in reinsurance pools. In the prior period in 1999, the negative premium was due to the cancellation of a large Latin American risk mid-term.

Life underwriting results are impacted by a write-back of profits of $1.1 million taken in previous quarters on a portfolio of four policies written in Latin America in 1998, due to negative claims development reported in the quarter.

Other business represents Special Risks business and automobile warranty business ceded by a German company in which ESG made a 10% equity investment in 1998. Underwriting results are impacted by losses of $0.4 million on a North American Special Risk account, written in Europe, which has now been cancelled.

Underwriting results for the nine months ended September 30, 2000 and 1999, by line of business and in total were as follows:

Nine months ended September 30, 2000                     Personal
U.S. dollars in thousands                  Medical       Accident           Credit          Life            Other           Total
------------------------------------      ---------      --------         ---------       ---------       ---------       ---------
Gross premiums written                    $ 129,557       $  51,741       $   1,982       $   5,356       $   3,131       $ 191,767
                                          =========       =========       =========       =========       =========       =========
Net premiums written                        109,341          46,844           1,950           4,822           2,207         165,164
                                          =========       =========       =========       =========       =========       =========
Net premiums earned                         118,080          42,828           5,910           4,593           2,602         174,013
Losses and loss expenses                     97,138          39,110           2,032           3,505           2,610         144,395
Acquisition costs                            36,435          13,411           3,626           1,571           1,344          56,387
Operating costs                              19,638           7,988             767             869             708          29,970
                                          ---------       ---------       ---------       ---------       ---------       ---------
Net underwriting (loss)                   $ (35,131)      $ (17,681)      $    (515)      $  (1,352)      $  (2,060)      $ (56,739)
                                          =========       =========       =========       =========       =========       =========


Nine months ended September 30, 1999                     Personal
U.S. dollars in thousands                  Medical       Accident           Credit          Life            Other           Total
------------------------------------      ---------      --------         ---------       ---------       ---------       ---------
Gross premiums written                    $ 187,187       $  55,029       $  (4,125)      $   5,110       $   5,349       $ 248,550
                                          =========       =========       =========       =========       =========       =========
Net premiums written                        184,295          53,440          (3,982)          4,954           4,911         243,618
                                          =========       =========       =========       =========       =========       =========
Net premiums earned                         151,550          28,633           1,679           7,015           4,224         193,101
Losses and loss expenses                    113,210          19,553             764           5,206           1,564         140,297
Acquisition costs                            42,999           6,796             405             975           1,504          52,679
Operating costs                              12,539           2,618             139             642             398          16,336
                                          ---------       ---------       ---------       ---------       ---------       ---------
Net underwriting income (loss)            $ (17,198)      $    (334)      $     371       $     192       $     758       $ (16,211)
                                          =========       =========       =========       =========       =========       =========


Medical underwriting results are impacted by $13.1 million of additional loss and acquisition expenses due to the negative development on one major account in Latin America across three underwriting years and two accounts in North America. In addition, the U.S. medical portfolio written through the London office up to February 2000 has continued to deteriorate with losses of $0.6 million recognized in the period.

Personal Accident underwriting results are impacted by negative development on the Company's Norwegian portfolio. Continued late reporting of claims on the 1998 underwriting year of account has led to reserve strengthening on the 1998 year of account and bulk IBNR provisions on the 1999 and 2000 years to allow for corresponding late negative development on these years of account in future period. The Company's portfolio in Asia has reported losses of $2.7 million to date in 1999 due to poor underwriting and claims management procedures.

Other business represents Special Risks business and automobile warranty business ceded by a German company in which ESG made a 10% equity investment in 1998. Underwriting results are impacted by losses of $1.2 million on a North American Special Risk account, written in Europe across three underwriting years.

OPERATING RATIOS

The operating ratios for the three months ended September 30, 2000 and 1999, by line of business and in total were as follows:

Three months ended                                Personal
September 30, 2000                    Medical     Accident     Credit       Life        Other       Total
------------------                    -------     --------     ------     --------     -------     -------
Loss ratio                             99.8 %      134.9 %       N/A       144.6 %     214.6 %     111.9 %
Acquisition expense ratio              44.2 %       42.0 %       N/A        41.4 %     103.2 %      45.9 %
                                      -----        -----        -----      -----       -----       -----
Loss and acquisition expense
     Ratio                            144.0 %      176.9 %       N/A       186.0 %     317.8 %     157.8 %
                                      -----        -----        -----      -----       -----       -----
Operating expense ratio                                                                             38.7 %
                                                                                                   -----
Combined ratio                                                                                     196.5 %
                                                                                                   =====

Three months ended                                Personal
September 30, 1999                    Medical     Accident     Credit       Life        Other       Total
------------------                    -------     --------     ------     --------     -------     -------
Loss ratio                             88.1 %       75.6 %       N/A        81.3 %      21.8 %      84.0 %
Acquisition expense ratio              31.0 %       24.4 %       N/A        17.2 %      30.4 %      29.3 %
                                      -----        -----        -----      -----       -----       -----
Loss and acquisition expense
     Ratio                            119.1 %      100.0 %       N/A        98.5 %      52.2 %     113.3 %
                                      -----        -----        -----      -----       -----       -----
Operating expense ratio                                                                             10.6 %
                                                                                                   -----
Combined ratio                                                                                     123.9 %
                                                                                                   =====

The operating ratios for the nine months ended September 30, 2000 and 1999, by line of business and in total were as follows:

Nine months ended                                 Personal
September 30, 2000                    Medical     Accident     Credit       Life        Other       Total
------------------                    -------     --------     ------     --------     -------     -------
Loss ratio                             82.3 %       91.3 %       34.4 %     76.3 %     100.3 %      83.0 %
Acquisition expense ratio              30.8 %       31.3 %       61.3 %     34.2 %      51.7 %      32.4 %
                                      -----        -----        -----      -----       -----       -----
Loss and acquisition expense
     Ratio                            113.1 %      122.6 %       95.7 %    110.5 %     152.0 %     115.4 %
                                      -----        -----        -----      -----       -----       -----
Operating expense ratio                                                                             17.2 %
                                                                                                   -----
Combined ratio                                                                                     132.6 %
                                                                                                   =====

Nine months ended                                 Personal
September 30, 1999                    Medical     Accident     Credit       Life        Other       Total
------------------                    -------     --------     ------     --------     -------     -------
Loss ratio                             74.7 %       68.3 %       45.5 %     74.2 %      37.0 %      72.6 %
Acquisition expense ratio              28.4 %       23.7 %       24.1 %     13.9 %      35.6 %      27.3 %
                                      -----        -----        -----      -----       -----       -----
Loss and acquisition expense
     Ratio                            103.1 %       92.0 %       69.6 %     88.1 %      72.6 %      99.9 %
                                      -----        -----        -----      -----       -----       -----
Operating expense ratio                                                                              8.5 %
                                                                                                   -----
Combined ratio                                                                                     108.4 %
                                                                                                   =====

The operating expense ratios for the three months and nine months ended September 30, 2000 and 1999, respectively, were calculated by expressing total administrative expenses net of corporate office expenses and expenses associated with discontinued operations, as a percentage of net premiums earned. Total operating expenses for the three months ended September 30, 2000 represent 96.0% of net premiums written and 38.7% of net premiums earned, compared to 12.0% and 10.6%, respectively, for the prior year. Total operating expenses for the nine months ended September 30, 2000 represent 18.1% of net premiums written and 17.2% of net premiums earned, compared to 6.7% and 8.5%, respectively, for the prior year.

GEOGRAPHICAL DISTRIBUTION

The distribution of gross written premiums for the three months ended September 30, 2000 and 1999 and for the year ended December 31, 1999, is as follows:

                                           Three months ended     Three months ended        Year ended
                                           September 30, 2000     September 30, 1999     December 31, 1999
                                           ------------------     ------------------     -----------------
Western Europe                                    1.8 %                   8.7 %                 21.2 %
North America                                    95.7 %                  80.8 %                 63.5 %
Latin America                                    (9.4)%                   0.8 %                  9.8 %
Other                                            11.9 %                   9.7 %                  5.5 %
                                                -----                   -----                  -----
Total                                           100.0 %                 100.0 %                100.0 %
                                                -----                   -----                  -----

The Company wrote one large medical contract in North America which contributed $28.2 million to gross written premium. The reduction in premium in Latin America is due to premium adjustments primarily on the Company's main ceding company which has contributed $48.8 million in premium over the three underwriting years. Gross premiums written in Western Europe include a reduction of $1 million on a personal accident account on the 1999 underwriting year following receipt of the annual premium declaration. The increase in Other region is primarily due to $2.8 million of premium written in Asia on two personal accident contracts.

The distribution of gross written premiums for the nine months ended September 30, 2000 and 1999 and for the year ended December 31, 1999, is as follows:

                                           Nine months ended      Nine months ended         Year ended
                                           September 30, 2000     September 30, 1999     December 31, 1999
                                           ------------------     ------------------     -----------------
Western Europe                                   20.1 %                  26.7 %                 21.2 %
North America                                    56.6 %                  57.3 %                 63.5 %
Latin America                                    18.7 %                   8.6 %                  9.8 %
Other                                             4.6 %                   7.4 %                  5.5 %
                                                -----                   -----                  -----
Total                                           100.0 %                 100.0 %                100.0 %
                                                -----                   -----                  -----


The percentage of business written in North America is consistent with prior year. The Company's strategy to co-reinsure a larger share of its North American account in the second half of 2000 will reduce the concentration of its exposure in this market and negotiations are currently taking place, with the intention of having the co-reinsurance program retroactive to July 1, 2000. The decline in Western Europe is primarily due to the non-renewal of a loss making account of $12 million and the impact of a long-term medical account written in the three months ended June 30, 1999 of $10.9 million.

The Company experienced significant growth in Latin America business in the first quarter of 2000 associated with growth in the portfolio of its principal ceding company in the region.

PRODUCT MIX

The distribution of gross premiums written by line of business for the three months ended September 30, 2000 and 1999, and for the year ended December 31, 1999 was as follows:

                                           Three months ended     Three months ended        Year ended
                                           September 30, 2000     September 30, 1999     December 31, 1999
                                           ------------------     ------------------     -----------------
Medical                                          88.9 %               95.6 %                 75.7 %
Personal Accident                                17.4 %               12.8 %                 19.9 %
Credit                                           (6.4)%              (14.2)%                  0.6 %
Life                                              2.3 %                1.9 %                  2.1 %
Other                                            (2.2)%                3.9 %                  1.7 %
                                                -----                -----                  -----
Total                                           100.0 %              100.0 %                 100.0%
                                                -----                -----                  -----


The distribution of gross premiums written by line of business for the nine months ended September 30, 2000 and 1999, and for the year ended December 31, 1999 was as follows:

                                           Nine months ended      Nine months ended         Year ended
                                           September 30, 2000     September 30, 1999     December 31, 1999
                                           ------------------     ------------------     -----------------
Medical                                          67.6 %               75.3 %                 75.7 %
Personal Accident                                27.0 %               22.1 %                 19.9 %
Credit                                            1.0 %               (1.7)%                  0.6 %
Life                                              2.8 %                2.1 %                  2.1 %
Other                                             1.6 %                2.2 %                  1.7 %
                                                -----                -----                  -----
Total                                           100.0 %              100.0 %                100.0%
                                                -----                -----                  -----

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

MANAGEMENT FEE REVENUE

Management fee revenue for the quarter was $224 thousand, an increase of $476 thousand from the corresponding prior period. In the prior period, the Company had a negative adjustment of $370 thousand in respect of a write-down of 1995 and 1996 profit commissions on pool underwriting years.

For the nine months ended September 30, 2000, management fee revenue was $1.2 million, a reduction of $0.2 million from the corresponding period in 1999, due to the company retaining more business for its own account.

Administrative Expenses

Total administrative expenses for continuing operations for the three months ended September 30, 2000 were $16.4 million, compared to $7.6 million for the three months ended September 30, 1999 and $8.7 million for the three months ended June 30, 2000. Personnel expenses decreased by $0.3 million over the three months ended June 30, 2000 due to an elimination of year end bonus reserve following the poor results. Professional service fees increased by $7.8 million for the three months ended September 30, 2000 from $2.6 million in the three months ended June 30, 2000. The increase was due to the Company establishing a legal reserve of $9.1 million for costs associated with resolving disputes in respect of certain contracts. Travel expenses decreased by $0.3 million to $0.5 million for the three months ended September 30, 2000 from $0.8 million in the three months ended June 30, 2000.

DISCONTINUED OPERATIONS

Reference is made to Note 4 of Notes to Financial Statements concerning the divestiture, effective June 30, 2000, of the Company's Health Care Division.

INVESTMENT RESULTS

The investment results for the three months ended September 30, 2000 and 1999 were as follows:

                                                                     Net           Annualized     Net Realized
Three Months ended September 30, 2000            Average          Investment       Effective      Investment
U.S dollars in thousands                       Investments        Income(1)          Yield           Gains
-------------------------------------          -----------        ---------        ----------     ------------
Investments - available for sale                $ 176,938          $ 3,105            7.0 %         $ 472
Other investments                                  14,724               89            2.4 %            --
Cash and cash equivalents                          18,006              256            5.7 %            --
                                                ---------          -------            ---           -----
Total                                           $ 209,668          $ 3,450            6.6 %         $ 472
                                                ---------          -------            ---           -----

(1) Net investment income is net of investment-related expenses and interest on funds held by ceding companies.

                                                                    Net            Annualized     Net Realized
Three Months ended September 30, 1999            Average         Investment        Effective       Investment
U.S dollars in thousands                       Investments        Income(1)          Yield           Losses
-------------------------------------          -----------        ---------        ----------     ------------
Investments - available for sale                $ 197,352          $ 2,957            6.0 %          (861)
Other investments                                  12,999              116            3.6 %            --
Cash and cash equivalents                          35,698              439            4.9 %            --
                                                ---------          -------            ---           -----
Total                                           $ 246,049          $ 3,512            5.7 %          (861)
                                                ---------          -------            ---           -----


(1)  Net investment income is net of investment-related expenses.

                                                                    Net            Annualized     Net Realized
Nine Months ended September 30, 2000             Average         Investment        Effective       Investment
U.S dollars in thousands                       Investments        Income(1)          Yield           Losses
-------------------------------------          -----------        ---------        ----------     ------------
Investments - available for sale                $ 177,432          $ 8,610            6.5 %         $(599)
Other investments)                                 13,287              345            3.5 %            --
Cash and cash equivalents                          22,490              586            3.5 %            --
                                                ---------          -------            ---           -----
Total                                           $ 213,209          $ 9,541            6.0 %         $(599)
                                                ---------          -------            ---           -----


(1) Net investment income is net of investment-related expenses and interest on funds held by ceding companies.

                                                                    Net            Annualized     Net Realized
Nine Months ended September 30, 1999             Average         Investment        Effective       Investment
U.S dollars in thousands                       Investments        Income(1)          Yield           Losses
-------------------------------------          -----------        ---------        ----------     ------------
Fixed maturity investments                      $ 201,937          $ 9,194            6.1 %         (1,136)
Other investments                                  10,635              325            4.1 %             --
Cash and cash equivalents                          26,542            1,015            5.1 %             --
                                                ---------          -------            ---           ------
Total                                           $ 239,114         $ 10,534            5.9 %         (1,136)
                                                ---------          -------            ---           ------


(1)  Net investment income is net of investment-related expenses

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, total investments and cash were $212.6 million compared to $221.5 million at December 31, 1999. Cash flow from operating activities for the nine months ended September 30, 2000 was negative $44 thousand. All fixed maturity securities in the Company's investment portfolio are classified as available for sale and are carried at fair value. Additionally, the Company holds $3.6 million in foreign currency equities matched to liabilities related to a long-term European medical account. The fixed maturity investment portfolio as of September 30, 2000 and December 31, 1999, were as follows:

                                                                                                 Average
As at September 30, 2000                              Fair        Duration          Market       Credit
U.S. dollars in thousands                             Value       (Years)            Yield       Rating
-------------------------                            --------     --------          -------     -------
Corporate securities                                 $  75,248       3.5               7.1 %       A+
U.S. treasury securities and obligations of
     U.S. government corporations and agencies          34,887       3.2               6.3 %      AAA
Mortgage & Asset backed securities                      34,614       3.4               7.7 %      AAA
Obligations of states and political
     subdivisions                                       14,250       3.5               7.9 %      AAA
Foreign currency debt securities                        12,730       3.3               4.7 %      AAA
                                                     ---------      ----              ----       -----
Total                                                $ 171,729       3.4               6.7 %       AA
                                                     ---------      ----              ----       -----



                                                                                                Average
As at December 31, 1999                               Fair        Duration          Market      Credit
U.S. dollars in thousands                             Value        (Years)           Yield      Rating
-------------------------                            --------     --------          -------     -------
Corporate securities                                  $102,355       3.0               7.2 %       A+
U.S. treasury securities and obligations of
     U.S. government corporations and agencies          21,329       2.7               6.2 %      AAA
Mortgage & Asset backed securities                      23,486       1.0               7.8 %      AAA
Obligations of states and political
     subdivisions                                       16,281       2.3               7.1 %      AA+
Foreign currency debt securities                        13,719       3.7               4.7 %      AAA
                                                     ---------      ----              ----       -----
Total                                                $ 177,170       2.7               7.0 %       AA
                                                     ---------      ----              ----       -----


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

The Company expects that its financial and operational needs for the foreseeable future will be met by funds generated from operations and from liquidation of portions of its investment portfolio as and when required. The Company expects to remain highly capitalized after any near-term investment portfolio liquidation.

Shareholders' equity as of September 30, 2000 was $117.1 million compared to $176.8 million at December 31, 1999. The major factors contributing to the decrease in shareholders' equity included $53.8 million of net losses, the repurchase of common shares at a cost of $2.0 million and the Company's payment of cumulative dividends of $0.24 per common share. The Board of Directors declared no dividend in respect of the quarter ended September 30, 2000. Book value per common share decreased to $9.94 as of Septmber 30, 2000 from $15.24 as of December 31, 1999.

CURRENT DEVELOPMENTS

The Company has notified Sphere Drake Insurance Ltd. (Odyssey Re) that it intends to seek a judicial declaration to validate the Company's recission of the 1998 Quota Share contract between European Specialty Reinsurance (Ireland) Ltd. and Sphere Drake Insurance Ltd. (Odyssey Re). Also, the Company continues to investigate its position regarding the 1999 Quota Share contract regarding possible misrepresentation and failure to disclose material facts. At this time, the Company is unable to determine the amount of its exposure and the possible effect upon the Company's business, financial condition or results of operations from these two contracts.

The Company has put out to tender a quota share of up to 50% of its North American medical portfolio underwritten through its Toronto office. The Company expects to effect this co-reinsurance retroactive to July 1, 2000.

On November 13, 2000, Standard & Poor's ("S&P") indicated that ESG's risk bearing entities would be placed on credit watch with negative implications citing concerns over poor operating results. On November 14, 2000, the Company received notice from S&P that its long-term counter party credit and insurer financial strength rating for its reinsurance subsidiaries would be downgraded from BB+ to B+.

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

INFLATION

Inflation has not had a material impact on the Company's operations for the periods presented. The Company has commenced writing reinsurance business in Latin America, particularly in Brazil, which has experienced periods of high inflation. The Company does not expect that future inflationary conditions will significantly impact subsequent accounting periods.

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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.


                           ITEM 5. OTHER TRANSACTIONS

Edward A. Tilly, a member of the Company's Board of Directors since December 1997, has announced his retirement from the Board effective at the end of November 2000. Mr. Tilly cited the time demands of his own business as the reason for his retirement.


                     ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)  EXHIBITS

          Exhibit 11.1 Computation of Earnings Per Share

          Exhibit 15.1 Consent of Deloitte & Touche

          Exhibit 27.1 Financial Data Schedule

(b)  REPORT ON FORM 8-K

The Company filed one report on Form 8-K during the reporting period. The report was filed on September 6, 2000 with regard to the divestiture of the Health Care Division and the resignation of Gerald Moeller from the Board of Directors.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 13, 2000                      ESG RE LIMITED

                                       By: /s/
                                          -------------------------------
                                       Name: Mark E. Oleksik
                                       Title: Controller and Chief Accounting
                                              Officer