Form 10-K
period 2000-12-31
ESG RE LTD
filed 2001-04-02
CIK 1049624

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER 000-2348\
                            ------------------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 15, 2001, was $29,469,312 based on the closing price of $2.50 on that date.

    The number of the Registrant's common shares (par value $1.00 per share) outstanding as of March 15, 2001 was 11,787,725.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Certain portions of the Definitive Proxy Statement in connection with the 2001 Annual General Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2000, pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

    Unless the context requires otherwise, references herein to the "Company" or "ESG Re" include ESG Re Limited and the subsidiaries through which it operates. All references to the Company prior to the closing of its initial public offering on December 12, 1997 are to the Company's reinsurance management business, which was conducted through its subsidiary, European Specialty Group Holding AG ("ESG Germany") and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    A number of written statements made by the Company in this document, other documents filed with the Securities and Exchange Commission, press releases, conferences, or otherwise that are not historical facts, or are preceded by, followed by or include the words "believes," "expects," "anticipates," "estimates," or similar expressions, or that relate to future plans, events or performance are forward-looking statements within the meaning of the federal securities laws. When a forward-looking statement includes an underlying assumption, the Company cautions that, while it believes the assumption to be reasonable and makes it in good faith, assumed facts almost always vary from actual results, and the difference between assumed facts and actual results can be material. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results, there can be no assurance that the expectation or belief will result. The Company's actual results may differ materially from those expressed in any forward-looking statements made by the Company. The following important factors, among others, would cause actual results to differ materially from those set forth in the forward-looking statements: claims frequency, claims severity, economic activity, competitive pricing, legal matters and the regulatory environment in which the Company operates. Other risks are referred to from time to time in the Company's periodic filings with the Securities and Exchange Commission. ALL FORWARD-LOOKING STATEMENTS OF THE COMPANY ARE QUALIFIED BY AND SHOULD BE READ IN CONJUNCTION WITH SUCH RISK DISCLOSURE. EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

    ESG Re Limited was formed on August 21, 1997, as an exempted company limited by shares under the laws of Bermuda. The Company is a specialty reinsurance company providing accident, health, life, disability and related special risk reinsurance to the insurance industry on a worldwide basis. With operating risk carriers located in Ireland, Bermuda and Germany and offices in 10 countries, ESG Re underwrites risks in more than 50 nations. The Company, through Accent Europe Insurance Company Ltd. ("Accent") offers its products on a pan-European basis directly to its insured parties.

    In the former Soviet State of Georgia, ESG Re helped to establish one of the first locally-managed insurance companies to be run along Western business standards, supplying a range of products and services.

    The Company through its support center provides centralized global support for underwriting, claims, systems and technology, finance and accounting, legal, human resources and policy administration.

DISCONTINUED OPERATIONS

    In December 1998, the Company initiated the creation of a non profit healthcare association, COMED, in the German market. Member services include physician referrals, a medical information hotline, second opinion services and access to disease management advisors. Such services are commonly referred to as demand management services in Germany.

    In March 2000, the Company completed the acquisition of Innovocare GmbH, a disease management company based in Munich, Germany. The above entities formed the core of the Company's Health Care division with an aim at developing and distributing disease management programs and cardiovascular programs.

    On August 10, 2000, the Board of Directors approved a plan for the divestiture of the Health Care division. Implementation of that plan resulted in the divestiture of 4Sigma (formerly VBB Bermuda Limited) effective June 30, 2000 to affiliates of the Chief Executive Officer ("CEO") and senior management of the Health Care division. The investors in 4Sigma include the Company, affiliates of the Chief Executive Officer of the Company, Dr. Gerald Moeller, previously a member of the board of ESG Re Limited and chief executive of the Health Care division and former management of the Health Care division. Terms comparable to those offered to affiliates of the CEO were offered to non-related parties. The Company owns 8,000,000 convertible preference shares in 4Sigma, par value $1 per share. The book value of $8.0 million for the Company's equity position is included in other investments.

    The operations of 4Sigma have entered into a strategic partnership with Bertelsmann/Springer for the marketing of its services to German health insurers. Currently, sales proposals have been made to three of the largest insurers with decisions due in April and May 2001. The expectation is that the group will be successful on at least one of the proposals. In the event none of the proposals are accepted, then the group would be in a position to revisit its business model and ESG Re would re-value its investment in 4Sigma.

    Reference is made to Note 11 of Notes to Financial Statements concerning the divestiture of this operation.

MARKET GROWTH

    The Company believes that it is well positioned to benefit from natural market growth in its Direct Marketed Accident/Health Products and Bancassurance lines of business. In addition, although the traditional reinsurance business has been greatly reduced, the areas where ESG Re continues to write this type of reinsurance still offer growth opportunities because of its expertise, experience and existing relationships.

BUSINESS STRATEGY

    The business plan for ESG Re is that of a specialty niche reinsurer focused in two areas:

    - Traditional Reinsurance

    - Partnership Enterprises

TRADITIONAL REINSURANCE

    Capital for 2001 has been allocated to those markets in which ESG Re can achieve its desired profit margins.

    - Significant capital has been assigned to the North America Reinsurance market in order to take advantage of current opportunities in the hardening United States medical market. However, in order to reduce earnings volatility, ESG Re will co-reinsure up to 75% of the medical portfolio. In addition, this region is pursuing opportunities in partnership with a number of leading insurers to develop and market a critical illness product in the United States.

    - Capital allocation has been reduced by up to 50% in those regions where the desired margins on the current premium volumes can not be achieved.

    - Continental Europe has been scaled down significantly.

    In addition to this disciplined allocation of capital and in order to manage compliance with these premium targets, all underwriting has been centralized in the Company's shared services center in Dublin.

PARTNERSHIP ENTERPRISES

    ESG Re will continue to complement traditional reinsurance business with an approach that is based on establishing solid relationships with partners through the provision of value added services to those partners.

    In Asia Pacific through direct response marketing, ESG Re provides telemarketing expertise from a team of experienced professionals. The Company will continue to invest in and expand on this operation. In addition, the Company has recently initiated a direct response marketing operation in Europe.

    In the second half of 2000, the Company began another Partnership Enterprise in Europe with a team of experienced professionals. This is a Bancassurance operation in Portugal which provides niche wholesale services in the credit business. It will focus on providing value added services to banks, finance houses and credit unions in the marketing of credit, life and related products. This team will develop business throughout Europe after the initial set up in Portugal.

PRODUCTS AND SERVICES

    ESG Re intends to develop reinsurance products and services that are tailored to the needs of particular markets and distribution channels. These products are life, accident and health. The Company offers assistance to ceding companies and other partners in the areas of underwriting, actuarial systems, product design and marketing.

BUSINESS SEGMENTS

    Prior to June 30, 2000, the Company's operations comprised two business segments, Reinsurance and Health care. Effective June 30, 2000, the Company divested its Health Care division, which was established in 1999. The results from the Health Care division are now being reported as Discontinued Operations; prior periods have been restated as such.

    Effective with the divestiture of the health care business, the Company now considers its reinsurance activities to constitute a single operating segment on the basis that such activities are monitored and evaluated primarily on a company-wide basis.

    The major lines of business of the Company's reinsurance operations include medical expense, personal accident and disability, credit, life and other special risk reinsurance. ESG Re's gross premiums written in 2000 totaled $245.0 million (1999: $333.0 million, 1998: $199.9 million). The breakdown of gross premiums written for the years ended December 31, 2000, 1999 and 1998 by major lines of business was as follows:

                                                          2000          1999          1998
                                                        --------      --------      --------
Medical Expense.......................................    71.0%         75.7%         59.6%
Personal Accident and Disability......................    22.0%         19.9%         26.1%
Credit................................................     1.4%          0.6%          6.2%
Life..................................................     3.7%          2.1%          5.5%
Other.................................................     1.9%          1.7%          2.6%
                                                         -----         -----         -----
Total.................................................   100.0%        100.0%        100.0%
                                                         =====         =====         =====

    Further information is disclosed in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

MEDICAL EXPENSE

    Medical expense reinsurance consists primarily of medical expense reimbursement plans, specific and aggregate, short-term travel, defined illnesses and dread diseases, as well as medical expense add-on coverages and top-up benefits. To properly evaluate these reinsurance risks, ESG Re relies on its detailed knowledge of the underlying insurance product and active risk management.

    ESG Re encourages its ceding clients through regular client meetings and audits to employ stringent cost control and loss prevention measures, such as managing a patient's choice of doctors and hospital networks, reducing benefit utilization and reducing claims frequency.

    The restructuring of social security systems throughout numerous countries generates the need for private insurance and, consequently, generates reinsurance demand. New markets have emerged worldwide, due to changes in laws that have transferred insurance responsibility from government funds to private institutions.

PERSONAL ACCIDENT

    Personal accident reinsurance covers death and dismemberment, disability, loss of license and special coverages for credit card issuing corporations relating to injuries to card holders. The reinsurance of non-traditional risks, such as tailor-made coverage for occupational injuries, also comprises an important part of ESG Re's personal accident reinsurance business. The Company favors the "local approach" to personal accident reinsurance (i.e. it acquires direct knowledge of the underlying business by establishing personal relationships and transacting business directly with the ceding clients or local brokers in the country of origin).

CREDIT/LIFE

    ESG Re provides credit reinsurance for defaults resulting from the perils of death, accident, disability and unemployment. ESG Re has considerable experience underwriting credit/life reinsurance in various markets. During 2001, ESG Re is planning to become licensed as a reinsurer of credit risks in Portugal.

UNDERWRITING

    The Company employs a disciplined and centralized approach to underwriting in order to maximize underwriting profitability. The Company has reassessed the structure of its overall portfolio and decided to concentrate resources in those areas and on those products which indicate the greatest potential for profit.

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

    The Company, together with co-reinsurers, provides the following gross capacities:

Medical Expense..............................  $5 million lifetime benefit per person
Personal Accident and Disability.............  $3 million any one person and $30 million in accumulated losses from any one known event
Credit/Life..................................  $1 million any one person
Special Risk.................................  $3 million any one event or series of events

    The Company does not intend to expose itself to risk in excess of $250,000 per person on Medical business and $1,000,000 per person and per event for all other lines of life, accident and health business.

CLAIMS

    Normally, a reinsurer is not actively involved in claims handling at first dollar level. It is the task of the ceding client to adjust the original claim made by its direct insureds. To the extent possible, the Company's approach differs from other reinsurers in that it actively seeks to reduce claim costs in most of its medical expense reinsurance lines while its reinsurance policies are in effect.

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

    Depending on the experience and the retention of the ceding client and the extent of non-proportional reinsurance made available, the Company will require either claims control or claims co-operation clauses in the reinsurance treaties it negotiates. Claims control clauses allow the reinsurer to determine the extent to which a claim will be paid, whereas claims co-operation clauses require the agreement of the insurer and reinsurer to jointly determine the extent to which a claim will be paid. These clauses may improve the claims performance of a ceding client, which might not be sufficiently experienced in dealing with complex issues.

    The Company performs audits at its ceding clients where deemed necessary. Such audits may include underwriting, claims, financial, and systems audits. Qualitatively, such audits test compliance and discover weaknesses in the reporting and reserving system of a ceding client and thereby help the ceding client to arrive at a realistic and timely methodology to evaluate risk exposure.

OPERATIONS

    The Company has structured its reinsurance underwriting operations according to business lines. Specific underwriters in Ireland are responsible for underwriting the business according to internal guidelines and procedural and underwriting manuals, as well as for supervising claims and handling claims subsequent to entering into the contracts. Business is monitored monthly by the underwriting and actuarial departments.

    The Company through its shared services support center, provides centralized global operational support for underwriting, claims, systems and technology, finance and accounting, legal, human resources and insurance administration.

RESERVES

    The Company expects that, due to the short-tail nature of most classes of business, most claims under its treaties will generally become known and ascertainable within approximately 12 to 36 months from the date the insurance policy is written. The majority of the Company's reinsurance contracts permit annual adjustment of terms.

    The reserve for unpaid losses and loss adjustment expenses includes an estimate of reported case reserves and an estimate for losses incurred but not reported. Case reserves are estimated based on ceding company reports and other data considered relevant to the estimation process. The liability for losses incurred but not reported is based to an extent on the expectations of ceding companies about ultimate loss ratios at the inception of the contracts, supplemented by industry experience and the Company's specific historical experience where available. As the Company has limited specific historical experience on a significant number of its programs on which to base its estimate of losses incurred but not reported, its reliance on ceding company expectations and industry experience is necessarily increased, which increases the uncertainty involved in the loss estimation process. The reserves as established by management are reviewed periodically, and adjustments are made in the periods in which they become known. Although management believes that an adequate provision has been made for the liability for losses and loss expenses based on all available information, there can be no assurance that the ultimate losses will not differ significantly from the amounts provided.

INVESTMENTS

    As of December 31, 2000, the Company's cash and invested assets totaled $212.2 million. The Company has developed specific investment guidelines for the management of its investment portfolio. Although these guidelines stress diversification of risk, preservation of capital and market liquidity, investments are subject to market risks and fluctuations, as well as to risks inherent in particular securities. The Company's primary investment objective for the portfolio is to preserve the capital assets of the Company while achieving a total return commensurate with market conditions.

    At December 31, 2000, ESG Re had invested $10.7 million primarily into reinsurance related enterprises with a further $2 million invested in its majority owned Georgian subsidiary, IMEDI L. Insurance Company Limited ("IMEDI"). In addition, the Company has outstanding loans of $7.0 million with two of these related enterprises as at December 31, 2000.

    In 1997, the Company entered into an Investment Advisory Agreement with Head Asset Management L.L.C. to supervise and direct the investment of the Company's asset portfolio in accordance with, and subject to, the investment objectives and guidelines established by the Company. The agreement was revised on July 1, 2000. Pursuant to the terms of the Investment Advisory Agreement, the Company will pay a fee, payable quarterly in arrears, equal to 0.20% per annum of the first $150 million or less of the market value of the assets under its management declining to 0.15% per annum of the assets under its management, in excess of $150 million. The Investment Advisory Agreement may be terminated upon 90 days written notice by the investment advisor or by the Company on five days notice or upon shorter notice if mutually agreed in writing by both parties. See "Certain Relationships and Related Transactions." The performance of, and the fees paid to, the Investment Advisor has been and will continue to be reviewed periodically by the Board of Directors.

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

EQUITY SECURITIES AND REAL ESTATE

    The Company's investment policy is to allow up to 10% of its investment assets to be held in equity securities. Private equity investments ("strategic investments") have been placed with strategic partners in order to support ESG Re's core business or to secure distribution. The Company does not intend to invest in real estate other than for its own use.

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

COMPETITION

    ESG Re has a small number of competitors worldwide mainly Swiss Re, Munich Re, American International Group and CIGNA. Other competition tends to be local to the country in which the Company operates.

    In traditional reinsurance competition comes from international reinsurers, local market reinsurers and various forms of intermediaries. In direct marketing and bancassurance, competition comes from a small number of international reinsurers and financial services companies. ESG Re benefits in all segments from the specialized skills and experiences of its employees.

EMPLOYEES

    As of March 15, 2001, the Company had 135 full time employees. None of these employees is represented by a labor union. The Company expects to add additional underwriting, marketing and administrative staff consistent with the implementation of the Company's business plan. The Company believes that its employee relations are generally good.

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

    An Insurance Advisory Committee and sub-committees thereof appointed by the Minister of Finance advises him on matters connected with the discharge of his functions and supervises and reviews the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

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

    MINIMUM LIQUIDITY RATIO. The Act provides a minimum liquidity ratio for insurers which write general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the Minister of Finance, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and certain letters of credit and guarantees.

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

    An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda to oversee the business of the Company and to report to the Minister of Finance and the Registrar of Companies in respect of certain events. Unless the approval of the Minister of Finance has been obtained, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days notice in writing to the Minister of Finance is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer, for which he acts, becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a written report to the Minister of Finance setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister of Finance relating to a solvency margin or a liquidity or other ratio.

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

    Insurance and reinsurance companies are under the direct supervision of the BAV. For reinsurers, however, the level of supervision is substantially relaxed, and pertains primarily to the financial supervision of reinsurers, requiring only submission of financial statements. Except as set forth above, the provisions of the VAG and the Capitalization Law (Kapitalausstattungs VO) do not apply to reinsurers. Reinsurance mutuals (Ruckversicherungsverein VVaG) are subject to solvency controls. Reinsurance companies, such as ES Germany, are not subject to capitalization requirements, but the BAV prefers that reinsurance companies have the same level of capitalization as primary insurers (approximately 16 - 18% of net premiums).

    Sections 55 - 59 VAG, pertaining to accounting and auditing of insurance companies, are also applicable to reinsurance companies.

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

    Specialist reinsurers incorporated in Ireland, such as ES Ireland, are not subject to authorization by the Irish Government and are only required, pursuant to section 22 of the Insurance Act 1989, to notify the Minister that they carry on the business of reinsurance and to provide information to the Minister regarding ownership, share capital, directors, senior management, accountants, auditors and solicitors as well as risks to be covered and related policy and other arrangements.

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

UNITED STATES AND OTHER

    The Company is not admitted to do insurance or reinsurance business in any jurisdiction except Bermuda, Ireland, Germany, and Georgia. The Company has applied for authorization to do reinsurance business in Hong Kong. The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance within their jurisdictions by alien insurers, such as the Company, which are not admitted to do business within such jurisdictions. With some exceptions, such sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited. The Company does not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction where the conduct of such activities would require that the Company be so admitted and the Company is not so admitted.

ITEM 2.  PROPERTIES

    ESG Re and its subsidiaries lease office space in Bermuda, Dublin, Hamburg, London, Lisbon, Toronto, Miami, Hong Kong, Singapore, Taiwan, Sydney and Bangkok and own an office located in the former Soviet State of Georgia. The owned property is currently valued at $290,000. The Company believes its space is adequate to meet its current and expected needs.

ITEM 3.  LEGAL PROCEEDINGS

    ESG Re and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. ESG Re does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 of Notes to Financial Statements.)

                                    PART II.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

MARKET INFORMATION

    Since December 12, 1997, the common stock of the Company has been traded on NASDAQ under the symbol ESREF. The highest and lowest sales prices of the Company's common stock for each fiscal quarter since December 31, 1998 were as follows:

                                                                HIGH       LOW
                                                              --------   --------
From January 1 to March 31, 1999............................   $22.25     $15.63
From April 1 to June 30, 1999...............................   $20.06     $14.00
From July 1 to September 30, 1999...........................   $16.75     $ 8.63
From October 1 to December 31, 1999.........................   $ 9.38     $ 5.13
From January 1 to March 31, 2000............................   $ 6.52     $ 2.97
From April 1 to June 30, 2000...............................   $ 4.53     $ 3.46
From July 1 to September 30, 2000...........................   $ 4.01     $ 2.43
From October 1 to December 31, 2000.........................   $ 4.00     $ 1.72

NUMBER OF RECORD HOLDERS OF COMMON STOCK

    The number of record holders of the common stock of the Company as of March 15, 2001 was 144.

DIVIDEND HISTORY AND RESTRICTIONS

    The dividend history of the Company for each fiscal quarter since December 31, 1998 is as follows:

      DIVIDEND               DATE           DATE RECORD OF
      DECLARED             DECLARED          SHAREHOLDERS          DATE PAID
      --------         ----------------   ------------------   ------------------
                       February 25,
        $0.08          1999               March 15, 1999       March 22, 1999
        $0.08          May 7, 1999        May 24, 1999         June 4, 1999
        $0.08          August 10, 1999    August 23, 1999      September 8, 1999
        $0.08          November 8, 1999   November 22, 1999    December 8, 1999
                       February 25,
        $0.08          2000               March 15, 2000       March 30, 2000
        $0.08          May 9, 2000        June 15, 2000        June 29, 2000
        $0.08          August 10, 2000    September 15, 2000   September 28, 2000

    The Company's dividend policy is reviewed quarterly by the Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth the selected consolidated financial data for ESG Re Limited and subsidiaries. The financial statements included herein represent the financial performance and results of the Company as an insurer and a reinsurer for the years ended December 31, 2000, 1999 and 1998, as a reinsurer and reinsurance management company for the year ended December 31, 1997 and as a reinsurance management company only for 1996.

                                                             YEARS ENDED DECEMBER 31
                                             -------------------------------------------------------
                                               2000       1999       1998       1997          1996
                                             --------   --------   --------   --------      --------
                                                 U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA
CONSOLIDATED OPERATING DATA
Gross managed premium......................  $254,996   $347,900   $224,204   $100,000           --
Net premiums written.......................   211,886    313,210    195,578     25,392           --
Net premiums earned........................   236,620    249,125     98,841     13,411           --
Investment income..........................    12,924     13,515     12,930        598          186
Total revenues.............................   249,032    262,589    115,827     17,839        4,055
Losses and loss expenses...................   187,241    199,031     61,364      7,449           --
Acquisition costs..........................    78,566     66,296     26,714      4,693           --
Class B Warrants expense...................        --         --         --      3,626           --
Administrative Expenses....................    22,843     26,490     11,965      7,736        4,062
Total expenses.............................   305,651    290,996    100,043     23,504        4,062
Net underwriting (loss)/income.............   (66,306)   (39,045)     1,961      1,269           --
  Loss expense ratio.......................      79.1%      79.9%      62.1%      55.5%          --
  Acquisition expense ratio................      33.2%      26.6%      27.0%      35.0%          --
  Loss and acquisition expense ratio.......     112.3%     106.5%      89.1%      90.5%          --
Net (loss) income from continuing
  operations...............................   (56,618)   (29,222)    14,522     (5,096)        (163)
Net loss from discontinued operations......    (5,178)   (12,772)        --         --           --
Net income (loss)..........................   (61,796)   (41,994)    14,522     (5,096)        (163)
Basic net (loss) income per share from
  continuing operations....................     (4.79)     (2.20)      1.04      (4.11)       (1.38)
Diluted net (loss) income per share from
  continuing operations....................     (4.79)     (2.20)      1.03      (4.11)       (1.38)
Basic net (loss) income per share..........     (5.23)     (3.17)      1.04      (4.11)       (1.38)
Diluted net (loss) income per share........     (5.23)     (3.17)      1.03      (4.11)       (1.38)
Dividends declared per share...............  $   0.24   $   0.32   $   0.30   $     --       $   --

CONSOLIDATED BALANCE SHEET DATA
Investments and cash.......................  $212,246   $221,549   $235,246   $236,976       $   15
Reinsurance balances receivable............   241,587    276,112    168,274     25,785           --
Total assets...............................   554,794    605,684    466,373    283,553        7,446
Unpaid losses and loss expenses............   179,614    136,935     44,379      7,846           --
Unearned premiums..........................   148,124    181,127    111,884     12,168           --
Total shareholders' equity.................   113,566    176,815    244,841    234,375         (489)
Book value per share.......................      9.64      15.24      17.58      16.83           --

COMMON STOCK PRICE RANGE
High.......................................  $   6.52   $  22.25   $  28.75   $  23.88(1)    $   --
Low........................................  $   1.72   $   5.13   $  12.75   $  21.50(1)    $   --

------------------------

(1) 1997 stock prices are for the period from December 12, 1997, the date of the initial public offering, to December 31, 1997. The initial public offering price was $20.00 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OF ESG RE LIMITED AND ITS SUBSIDIARIES ("THE COMPANY" OR "ESG RE"). THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

RESULTS OF OPERATIONS

    The Company previously operated two business segments, Reinsurance and Health Care. The Reinsurance division is a specialty reinsurance enterprise providing accident, medical, credit, life and other special risk reinsurance to insurers and selected reinsurers on a worldwide basis, and underwriting management services to co-reinsurers. Effective June 30, 2000, the Company discontinued the operations of its Health Care Division. Reference is made to
Note 11 of Notes to Financial Statements for a description of the sale transaction and summary operating results.

    The Company reported a net loss of $61.8 million for the year 2000, compared to a net loss of $42.0 million for 1999. Included in the results were net losses of $5.2 million and $12.8 million for the years ended December 31, 2000 and 1999 respectively, from discontinued operations. The net loss from continuing operations was $56.6 million for 2000 and $29.2 million for 1999.

    The results for continuing operations have been disappointing. The nature of ESG Re's business has meant that the Company had continued exposure to underwriting decisions made in previous years. Initially, as the Company had relatively limited specific historical experience on a significant number of its programs on which to base its estimate of losses incurred but not reported, its reliance on ceding company expectations and industry experience was necessarily increased, which increased the uncertainty involved in the loss estimation process. In the second half of the year, the Company reviewed all major contracts with internal and external resources for adequacy of reserving and the related profitability. This resulted in a further strengthening of loss reserves.

    In response to the results, the Company centralized underwriting in Dublin. In addition, the Company writes at a conservative ratio of 2:1 net written premium to capital.

    Effective June 30, 2000, the Company divested its Health Care Division. Net losses of $5.2 million in 2000 and $12.8 million in 1999, representing primarily the costs incurred to establish the division and to position the related health care products, are being reported as discontinued operations.

    As part of the divestment, the Company retained 8,000,000 convertible preference shares, par value $1 per share, in this operation. The book value of $8.0 million for the Company's equity position is included in other investments.

    The operations of the former Health Care division have entered into a strategic partnership with Bertelsmann/Springer for the marketing of its services to German health insurers. To date, sales proposals have been made to three of the largest insurers with decisions due back in April and May 2001. The expectation is that the group will be successful on at least one of the proposals. In the event none of the proposals are accepted, then the group would be in a position to revisit its business model and ESG Re would revalue its investment.

    Since the third quarter of 2000, the Company has made significant progress in executing its business plan centered on select reinsurance writings and partnership enterprises. Reserves established appear to be adequate in the Company's efforts to ring fence the issues associated with the 1998 and 1999 underwriting years. While there can be no assurance that the reserves at any given date are adequate to meet the Company's obligations, the amounts reported in the Company's balance sheet are management's best estimate of that amount. The Company is continuing to take action to close out its liabilities on those underwriting years.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

NET UNDERWRITING INCOME

    For the year ended December 31, 2000, the Company managed, on behalf of itself and its co-reinsurers, total premiums of $255.0 million, of which it placed $10.0 million with co-reinsurers and retroceded $33.1 million, resulting in $211.9 million net premiums written. For the year ended December 31, 1999, the Company managed, on behalf of itself and its co-reinsurers, total premiums of $347.9 million, of which it placed $14.9 million with co-reinsurers and retroceded $19.8 million, resulting in $313.2 million net premiums written. The amount placed with co-reinsurers declined to 3.9% of total premiums managed in 2000 compared to 4.3% in 1999.

    Gross and net premiums written and net premiums earned for the 12 months ended December 31, 2000 and 1999 were as follows:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                U.S. DOLLARS IN
                                                                   MILLIONS
Total premiums managed......................................   $255.0     $347.9
Amount placed with co-reinsurers............................    (10.0)     (14.9)
                                                               ------     ------
Gross premiums written......................................    245.0      333.0
Retroceded..................................................    (33.1)     (19.8)
                                                               ------     ------
Net premiums written........................................   $211.9     $313.2
                                                               ======     ======
Net premiums earned.........................................   $236.6     $249.1
                                                               ======     ======

    Total premiums managed for the 12 months ended December 31, 2000 consisted of the following:

    - New Business--approximately $130.5 million, or 51.1%, of total premiums managed was generated from new business.

    - Renewal Business--approximately $124.5 million, or 48.9%, of total premiums managed was generated from renewal business.

    During 2000, the Company had reductions in total premiums managed on the 1999 and 1998 underwriting years of $37.1 million, equivalent to 6.6% of gross premium written in these years. This represents differences between estimates made at the time contracts were written and actual amounts reported by ceding companies. Such changes are recorded in the period in which the actual amounts are determined.

    Underwriting results for the 12 months ended December 31, 2000 and 1999, by line of business and in total, were as follows:

                                                       YEAR ENDED DECEMBER 31, 2000
                                     -----------------------------------------------------------------
                                      MEDICAL    ACCIDENT    CREDIT      LIFE      OTHER       TOTAL
                                     ---------   --------   --------   --------   --------   ---------
                                                         U.S. DOLLARS IN THOUSANDS
Gross premiums written.............  $ 173,919   $ 54,140   $ 3,405    $ 8,977    $ 4,535    $ 244,976
Net premiums written...............    148,285     49,029     3,162      7,845      3,565      211,886
Net premiums earned................    161,772     57,620     6,588      6,127      4,514      236,620
Losses and loss expenses...........   (124,119)   (52,406)   (2,344)    (5,291)    (3,081)    (187,241)
Acquisition costs..................    (53,471)   (17,840)   (3,527)    (1,622)    (2,106)     (78,566)
Operating costs....................    (24,628)    (9,677)     (844)    (1,044)      (927)     (37,120)
                                     ---------   --------   -------    -------    -------    ---------
Net underwriting income (loss).....  $ (40,446)  $(22,303)  $  (127)   $(1,830)   $(1,600)   $ (66,306)
                                     =========   ========   =======    =======    =======    =========

                                                      YEAR ENDED DECEMBER 31, 1999
                                    -----------------------------------------------------------------
                                     MEDICAL    ACCIDENT    CREDIT      LIFE      OTHER       TOTAL
                                    ---------   --------   --------   --------   --------   ---------
                                                        U.S. DOLLARS IN THOUSANDS
Gross premiums written............  $ 251,984   $ 66,514   $ 1,851    $ 6,934    $ 5,717    $ 333,000
Net premiums written..............    240,314     61,549       714      5,550      5,083      313,210
Net premiums earned...............    188,016     42,443     3,933      9,593      5,140      249,125
Losses and loss expenses..........   (153,894)   (33,001)   (2,424)    (8,015)    (1,697)    (199,031)
Acquisition costs.................    (52,940)    (9,287)     (795)    (1,516)    (1,758)     (66,296)
Operating costs...................    (16,503)    (4,393)     (421)      (976)      (550)     (22,843)
                                    ---------   --------   -------    -------    -------    ---------
Net underwriting income (loss)....  $ (35,321)  $ (4,238)  $   293    $  (914)   $ 1,135    $ (39,045)
                                    =========   ========   =======    =======    =======    =========

    The operating ratios for the 12 months ended December 31, 2000 and 1999, by line of business and in total, were as follows:

                                                                        YEAR ENDED DECEMBER 31, 2000
                                               ------------------------------------------------------------------------------
                                               MEDICAL       ACCIDENT       CREDIT         LIFE         OTHER         TOTAL
                                               --------      --------      --------      --------      --------      --------
Loss Ratio...................................    76.7%         91.0%         35.6%         86.4%         68.3%         79.1%
Acquisition expense ratio....................    33.1%         31.0%         53.5%         26.4%         46.6%         33.2%
                                                -----         -----          ----         -----         -----         -----
Loss and acquisition expense ratio...........   109.8%        122.0%         89.1%        112.8%        114.9%        112.3%
                                                -----         -----          ----         -----         -----
Operating expense ratio......................                                                                          15.7%
                                                                                                                      -----
Combined ratio...............................                                                                         128.0%
                                                                                                                      -----

                                                                         YEAR ENDED DECEMBER 31, 1999
                                                ------------------------------------------------------------------------------
                                                MEDICAL       ACCIDENT       CREDIT         LIFE         OTHER         TOTAL
                                                --------      --------      --------      --------      --------      --------
Loss Ratio....................................    81.9%         77.8%         61.6%         83.6%         33.0%         79.9%
Acquisition expense ratio.....................    28.2%         21.8%         20.2%         15.8%         34.2%         26.6%
                                                 -----          ----          ----          ----          ----         -----
Loss and acquisition expense Ratio............   110.1%         99.6%         81.8%         99.4%         67.2%        106.5%
                                                 -----          ----          ----          ----          ----
Operating expense ratio.......................                                                                           9.2%
                                                                                                                       -----
Combined ratio................................                                                                         115.7%
                                                                                                                       -----

    After rapid growth in 1999 in its medical portfolio, the Company recognized in the second quarter of 2000 that much of this business was not profitable business. Actions taken at that time included the centralizing of underwriting, the cessation of writing North American medical business sourced from the London office, strengthening the Company's terms of trade, effecting rate increases and being more selective on business accepted. As a result, gross premiums written on medical business declined 31% during the year. The Company will maintain its presence in the North American and Latin American markets but on a much more selective basis. It will also continue to take every opportunity to diversify its product range.

    Gross written premiums on accident business declined 18.6% to $54.1 million for the year ended December 31, 2000, in line with the Company's selectivity on writing new and renewal business. Adverse claims development, particularly on the Company's Norwegian portfolio, contributed to the increase in the loss and acquisition expense ratio from 99.6% in 1999 to 122.0% in 2000.

    Poor underwriting results across the two major lines of business contributed to the increase in the loss and acquisition ratio from 106.5% in 1999 to 112.3% in 2000. The 2000 results are comprised of three underwriting years, with the 2000 underwriting year contributing earned premium of $106.5 million, carrying a loss and acquisition ratio of 104.1%. The 1999 underwriting year contributed $117.8 million of earned premium with a loss and acquisition ratio of 105.4%. The 1998 underwriting year contributed $3.7 million to net earned premium with $17.1 million of loss and acquisition expense attached.

    The operating expense ratios for the years ended December 31, 2000 and 1999 were calculated by expressing total administrative expenses net of corporate office expense, as a percentage of net premiums earned. Included in 2000 administrative expense is the provision of an $8.4 million legal reserve for the expected costs associated with resolving disputes in respect of certain risks ceded to and in some cases rescinded by the Company.

GEOGRAPHIC SPREAD

    As a consequence of a reduction in premiums written, selectivity in business being written and growth in the partnership enterprise segment, more business was being sourced outside of the North American market in 2000 when compared to 1999. See Notes to the Consolidated Financial Statements.

    The distribution of gross written premiums for years ended December 31, 2000 and 1999, is as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Western Europe..............................................    18.4%      21.2%
North America...............................................    53.8%      63.5%
Latin America...............................................    15.7%       9.8%
Other.......................................................    12.1%       5.5%
                                                               -----      -----
Total.......................................................   100.0%     100.0%
                                                               =====      =====

PRODUCT MIX

    The distribution of gross premiums written by line of business for the years ended December 31, 2000 and 1999 is as follows:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Medical.....................................................    71.0%      75.7%
Personal Accident...........................................    22.0%      19.9%
Credit......................................................     1.4%       0.6%
Life........................................................     3.7%       2.1%
Other.......................................................     1.9%       1.7%
                                                               -----      -----
Total.......................................................   100.0%     100.0%
                                                               =====      =====

MANAGEMENT FEE REVENUE

    The majority of management fee revenue in 2000 and 1999 consists of fees earned on those premiums managed for the Company's co-reinsurers.

NET INVESTMENT INCOME

    Net investment income decreased by $0.6 million from $13.5 million in 1999 to $12.9 million in 2000.

    The following table reflects the investment results for the year ended December 31, 2000:

                                                                    NET       ANNUALIZED   NET REALIZED
                                                     AVERAGE     INVESTMENT   EFFECTIVE     INVESTMENT
                                                   INVESTMENTS   INCOME(1)      YIELD         LOSSES
                                                   -----------   ----------   ----------   ------------
                                                                 U.S DOLLARS IN THOUSANDS
Investments......................................    $175,641      $11,523        6.6%       $(2,538)
Other investments................................      13,794          434        3.1%            --
Cash and cash equivalents........................      23,430          967        4.1%            --
                                                     --------      -------       ----        -------
Total............................................    $212,865      $12,924        6.1%       $(2,538)
                                                     ========      =======       ====        =======

------------------------

(1) Net investment income is net of investment-related expenses and income on premium receivable and funds held by ceding companies.

    The Company's investment portfolio in 2000 was reduced, in part, as a result of the share buy back and investment results were negatively impacted by realized losses from the sale of bonds that fell outside the Company's investment guidelines following their respective rating downgrades.

    The following table reflects the investment results for the year ended December 31, 1999:

                                                                    NET       ANNUALIZED   NET REALIZED
                                                     AVERAGE     INVESTMENT   EFFECTIVE     INVESTMENT
                                                   INVESTMENTS   INCOME(1)      YIELD         LOSSES
                                                   -----------   ----------   ----------   ------------
                                                                 U.S DOLLARS IN THOUSANDS
Investments......................................    $197,781      $11,528        5.8%       $(1,960)
Other investments(2).............................      10,931          495        4.5%           (14)
Cash and cash equivalents........................      26,889        1,492        5.5%            --
                                                     --------      -------        ---        -------
Total............................................    $235,601      $13,515        5.7%       $(1,974)
                                                     ========      =======        ===        =======

------------------------

(1) Net investment income is net of investment-related expenses and income on premium receivable and funds held by ceding companies.

(2) Other investments include $7.8 million of equity investment and loans provided to three companies that are expected to generate or secure profitable reinsurance business for the Company.

The Company's investment portfolio in 1999 was negatively impacted by a general decrease in prices in the U.S. bond markets, which resulted in net investment losses being realized on sales of fixed income securities during the year

ADMINISTRATIVE EXPENSES AND TAXES

    Total administrative expenses, which includes personnel costs, professional service fees, interest expense and other expenses, increased by $14.1 million, or 55%, from $25.7million in 1999 to $39.8million in 2000. The majority of the increase was due to the Company establishing a legal reserve of $8.4 million for costs associated with resolving disputes in respect of certain contracts and its investment in the Direct Response Marketing and Bancassurance lines of business.

    The Company continued to incur significant expenses for professional services and for travel expenses in the development of its business. Personnel costs increased by $4.1 million from $9.0 million in 1999 to $13.1 million in 2000. The number of full time employees has increased from 121 at December 31, 1999 to 135 at December 31, 2000. The increase in employees was primarily in Direct Marketing, Bancassurance and in the centralized underwriting and claims operations.

    Professional service fees increased by $2.1 million from $8.2 million in 1999 to $10.3 million in 2000. Professional fees included $4.1 million in legal fees in respect of corporate compliance, standardization of policy contracts and management agreements, acquisitions, forensic audits and legal disputes. Audit and accountancy costs of $2.0 million were incurred in audit, accounting, tax advisory and corporate reporting services. Consulting expenses of $4.1 million were incurred in actuarial support, computer systems improvements, recruitment, due diligence and corporate communications.

    Foreign exchange losses were $1.3 million in the 12 months ended
December 31, 2000 compared to foreign exchange losses of $11 thousand for the 12 months ended December 31, 1999. These gains or losses are primarily unrealized and were incurred on the revaluation of assets and liabilities denominated in foreign currencies for reporting purposes. As the Company maintains a partial natural hedge, whereby foreign currency assets are held in the same currencies in which it must pay liabilities, the impact on cash flows from foreign exchange movements is reduced.

    Tax expense was nil for the year reflecting the losses reported.

DISCONTINUED OPERATIONS

    Reference is made to Note 11 of Notes to Financial Statements concerning the divestiture, effective June 30, 2000, of the Company's Health Care Division.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    The Company reported a net loss of $42.0 million for 1999, compared to a net profit of $14.5 million for 1998. Included in the net loss for 1999 is $12.8 million of, primarily, expenses associated with the discontinued Health Care Division. As noted previously, the Health Care Division was divested, effective June 30, 2000 and amounts previously reported are now shown as part of discontinued operations.

NET UNDERWRITING INCOME

    For the year ended December 31, 1999, the Company managed, on behalf of itself and its co-reinsurers, total premiums of $347.9 million, of which it placed $14.9 million with co-reinsurers and retroceded $19.8 million, resulting in $313.2 million net premiums written. For the year ended December 31, 1998, the Company managed, on behalf of itself and its co-reinsurers, total premiums of $224.2 million, of which it placed $24.3 million with co-reinsurers and retroceded $4.3 million, resulting in $195.6 million net premiums written. The amount placed with co-reinsurers declined to 4.3% of total premiums managed in 1999 compared to 10.8% in 1998, as the Company amended two of its co-reinsurance agreements to enable business from certain markets to be retroceded to the reinsurers. In addition, the Company had one large medical account in North America, contributing $65 million in premium managed, which was retained 100% by ESG.

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

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                U.S. DOLLARS IN
                                                                   MILLIONS
Total premiums managed......................................   $347.9     $224.2
Amount placed with co-reinsurers............................    (14.9)     (24.3)
                                                               ------     ------
Gross premiums written......................................    333.0      199.9
Retroceded..................................................    (19.8)      (4.3)
                                                               ------     ------
Net premiums written........................................   $313.2     $195.6
                                                               ======     ======
Net premiums earned.........................................   $249.1     $ 98.8
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

    Underwriting results for the 12 months ended December 31, 1999 and 1998, by line of business and in total, were as follows:

                                                          YEAR ENDED DECEMBER 31, 1999
                                         ---------------------------------------------------------------
                                         MEDICAL    ACCIDENT    CREDIT      LIFE      OTHER      TOTAL
                                         --------   --------   --------   --------   --------   --------
                                                            U.S. DOLLARS IN THOUSANDS
Gross premiums written.................  $251,984   $66,514     $1,851     $6,934     $5,517    $333,000
Net premiums written...................   240,314    61,549        714      5,550      5,083     313,210
Net premiums earned....................   188,016    42,443      3,933      9,593      5,140     249,125
Losses and loss expenses...............  (153,894)  (33,001)    (2,424)    (8,015)    (1,697)   (199,031)
Acquisition costs......................   (52,940)   (9,287)      (795)    (1,516)    (1,758)    (66,296)
Operating costs........................   (16,503)   (4,393)      (421)      (976)      (550)    (22,843)
                                         --------   -------     ------     ------     ------    --------
Net underwriting income (loss).........  $(35,321)  $(4,238)    $  293     $ (914)    $1,135    $(39,045)
                                         ========   =======     ======     ======     ======    ========

                                                        YEAR ENDED DECEMBER 31, 1998
                                       ---------------------------------------------------------------
                                       MEDICAL    ACCIDENT    CREDIT      LIFE      OTHER      TOTAL
                                       --------   --------   --------   --------   --------   --------
                                                          U.S. DOLLARS IN THOUSANDS
Gross premiums written...............  $119,157   $52,254    $12,346    $10,995     $5,120    $199,872
Net premiums written.................   117,353    50,814     11,910     10,558      4,943     195,578
Net premiums earned..................    40,875    46,038      4,856      4,501      2,571      98,841
Losses and loss expenses.............   (24,646)  (29,003)    (3,448)    (3,408)      (859)    (61,364)
Acquisition costs....................   (14,241)  (10,207)      (837)      (523)      (906)    (26,714)
Operating costs......................    (3,584)   (4,036)      (420)      (534)      (228)     (8,802)
                                       --------   -------    -------    -------     ------    --------
Net underwriting income (loss).......  $ (1,596)  $ 2,792    $   151    $    36     $  578    $  1,961
                                       ========   =======    =======    =======     ======    ========

    The operating ratios for the 12 months ended December 31, 1999 and 1998, by line of business and in total, were as follows:

                                                                         YEAR ENDED DECEMBER 31, 1999
                                                ------------------------------------------------------------------------------
                                                MEDICAL       ACCIDENT       CREDIT         LIFE         OTHER         TOTAL
                                                --------      --------      --------      --------      --------      --------
Loss Ratio....................................    81.9%         77.8%         61.6%         83.6%         33.0%         79.9%
Acquisition expense ratio.....................    28.2%         21.8%         20.2%         15.8%         34.2%         26.6%
                                                 -----          ----          ----          ----          ----         -----
Loss and acquisition expense ratio............   110.1%         99.6%         81.8%         99.4%         67.2%        106.5%
                                                 -----          ----          ----          ----          ----
Operating expense ratio.......................                                                                           9.2%
                                                                                                                       -----
Combined ratio................................                                                                         115.7%
                                                                                                                       =====

                                                                          YEAR ENDED DECEMBER 31, 1998
                                                 ------------------------------------------------------------------------------
                                                 MEDICAL       ACCIDENT       CREDIT         LIFE         OTHER         TOTAL
                                                 --------      --------      --------      --------      --------      --------
Loss Ratio.....................................    60.3%         63.0%         71.0%         75.7%         33.4%         62.1%
Acquisition expense ratio......................    34.8%         22.2%         17.2%         11.6%         35.2%         27.0%
                                                   ----          ----          ----          ----          ----          ----
Loss and acquisition expense ratio.............    95.1%         85.2%         88.2%         87.3%         68.6%         89.1%
                                                   ----          ----          ----          ----          ----
Operating expense ratio........................                                                                           8.9%
                                                                                                                         ----
Combined ratio.................................                                                                          98.0%
                                                                                                                         ====

    The Company experienced rapid growth in 1999 in its medical portfolio, particularly in the North American market. The Company's London market office established in July 1998 had a full year of production and exceeded premium targets set by management. The Toronto office wrote one large medical contract for $65 million that led to a dramatic growth in written and earned premium for the medical line. The North American medical rates are increasing and more rigorous terms of trade are being accepted by ceding companies. The Company will maintain its presence in the North American market on a selective basis while taking every opportunity to diversify the product range.

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

GEOGRAPHIC SPREAD

    The Company has experienced significant growth in North America business in 1999 both through its Toronto underwriting office and its London market operations. The distribution of gross written premiums for years ended
December 31, 1999 and 1998, is as follows:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
Western Europe..............................................    21.2%         30.9%
North America...............................................    63.5%         46.2%
Latin America...............................................     9.8%         14.9%
Other.......................................................     5.5%          8.0%
                                                               -----         -----
Total.......................................................   100.0%        100.0%
                                                               =====         =====

PRODUCT MIX

    The distribution of gross premiums written by line of business for the years ended December 31, 1999 and 1998 was as follows:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
Medical.....................................................    75.7%         59.6%
Personal Accident...........................................    19.9%         26.1%
Credit......................................................     0.6%          6.2%
Life........................................................     2.1%          5.5%
Other.......................................................     1.7%          2.6%
                                                               -----         -----
Total.......................................................   100.0%        100.0%
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

    The following table reflects the investment results for the year ended December 31, 1999:

                                                    NET       ANNUALIZED   NET REALIZED
                                     AVERAGE     INVESTMENT   EFFECTIVE     INVESTMENT
                                   INVESTMENTS   INCOME(1)      YIELD         LOSSES
                                   -----------   ----------   ----------   ------------
                                                U.S. DOLLARS IN THOUSANDS
Investments......................    $197,781      $11,528        5.8%       $(1,960)
Other investments(2).............      10,931          495        4.5%           (14)
Cash and cash equivalents........      26,889        1,492        5.5%            --
                                     --------      -------        ---        -------
Total............................    $235,601      $13,515        5.7%       $(1,974)
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

    The following table reflects the investment results for the 12 months ended December 31, 1998:

                                                               ANNUALIZED   NET REALIZED
                                  AVERAGE     NET INVESTMENT   EFFECTIVE     INVESTMENT
                                INVESTMENTS     INCOME(1)        YIELD         GAINS
                                -----------   --------------   ----------   ------------
                                               U.S. DOLLARS IN THOUSANDS
Fixed maturity investments....    $218,383       $12,160          5.57%        $2,162
Other investments.............       7,721           440          5.70%            --
Cash and cash equivalents.....      13,516           330          2.44%            --
                                  --------       -------          ----         ------
Total.........................    $239,620       $12,930          5.40%        $2,162
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

ADMINISTRATIVE EXPENSES AND TAXES

    Total administrative expenses, which includes personnel costs, professional service fees, interest expense, other expenses and income taxes, increased by $12.5 million, or 95%, from $13.2 million in 1998 to $25.7 million in 1999.

    The Company continued to incur significant expenses for professional services and for travel expenses in the development of its business. Personnel costs increased by $5.0 million from $4.0 million in 1998 to $9.0 million in 1999. The number of employees has increased from 76 at December 31, 1998 to 121 at December 31, 1999, excluding the Company's operations in Tbilisi, Georgia.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000, total investments and cash were $212.2 million, compared to $221.5 million at December 31, 1999. All fixed maturity securities in the Company's investment portfolio are classified as available for sale and are carried at fair value.

    The fixed maturity investment portfolios as of December 31, 2000 and 1999 were as follows:

                                                                    AS AT DECEMBER 31, 2000
                                                           -----------------------------------------
                                                                                            AVERAGE
                                                             FAIR     DURATION    MARKET     CREDIT
                                                            VALUE     (YEARS)     YIELD      RATING
                                                           --------   --------   --------   --------
                                                                   U.S. DOLLARS IN THOUSANDS
Corporate securities.....................................  $ 71,382     3.0        6.6%         AA
U.S. treasury securities and obligations of U.S.
  Government corporations and agencies...................    38,127     2.4        6.1%        AAA
Asset-backed securities/Mortgage-backed securities.......    33,771     3.0        8.1%        AAA
Obligations of states and political subdivisions.........    18,753     3.0        7.3%        AAA
Foreign currency debt securities.........................     6,445     1.6        4.5%        AAA
                                                           --------     ---        ---        ----
Total in USD.............................................  $168,478     2.6        6.5%         AA
                                                           ========     ===        ===        ====

                                                                    AS AT DECEMBER 31, 1999
                                                           -----------------------------------------
                                                                                            AVERAGE
                                                             FAIR     DURATION    MARKET     CREDIT
                                                            VALUE     (YEARS)     YIELD      RATING
                                                           --------   --------   --------   --------
                                                                   U.S. DOLLARS IN THOUSANDS
Corporate securities.....................................  $102,355     3.0        7.2%         A+
U.S. treasury securities and obligations of U.S.
  Government corporations and agencies...................    21,329     2.7        6.2%        AAA
Asset-backed securities/Mortgage-backed securities.......    23,486     1.0        7.8%        AAA
Obligations of states and political subdivisions.........    16,281     2.3        7.1%        AA+
Foreign currency debt securities.........................    13,719     3.7        4.7%        AAA
                                                           --------     ---        ---        ----
Total....................................................  $177,170     2.7        7.0%         AA
                                                           ========     ===        ===        ====

    The Company's investment policy objective is to maximize long-term investment returns while maintaining a liquid, high-quality portfolio. To this end, the investment policy requires that the portfolio have an average credit quality rating of AA, with no more than 3% of the portfolio invested in the securities of a single issuer (other than issues of sovereign governments with a rating of AA or better), and a target duration of 2.75 years. The Company's investment portfolio as of December 31,2000 and 1999 complies with the adopted investment policy and guidelines.

    In 2001, the Company will continue to follow its investment policy and guidelines while seeking to improve long-term value by continuing to invest in selected strategic investments in accordance with its current commitments. A strategic investment is defined as an investment in a reinsurance-related enterprise, ceding company or distribution channel that is expected to generate or secure additional profitable business for the Company. To date, ESG has invested $2.0 million and acquired an 85% ownership interest in IMEDI L International, a provider of general insurance products, based in Tbilisi, Georgia. This Company is consolidated within the Company's operating results. Additionally, equity investments and loans totaling $17.7 million were extended primarily to other companies or associations with whom ESG has operating relationships.

    Operating activities provided net cash of $22.1 million for the year ended December 31, 1999 and used cash of $1.5 million for the year 2000. Cash flows from operations in future years may differ substantially from net income. As the Company only began to assume reinsurance risks for its own account in 1997, the Company has built up substantial loss reserves to meet future loss payments under reinsurance contracts. As reinsurance contracts mature, the Company will be required to pay out a higher percentage of incurred losses in loss payments, which affect cash flows.

    The Company initiated a stock repurchase program in May 1999 to actively manage its capital base. As of March 15, 2001, the Company has repurchased 2,727,591 shares of its common stock, equivalent to 20.5% of the outstanding shares of the Company under its Common Stock Repurchase Program. The average purchase price was $6.74. The Company can buy a further 968,600 shares of its common stock under the existing program.

    Reinsurance balances receivable decreased from $276.1 million as at December 31, 1999 to $241.6 million as at December 31, 2000. The decrease was due to the decline in gross reinsurance premiums written by the Company, which are recognized at the inception of the reinsurance contract, based upon information received from intermediaries and ceding companies. The Company compares estimated written premiums to actual premiums as reported by ceding companies on a monthly basis and differences are recorded in the period in which the actual amounts are determined.

    Prepaid reinsurance premiums decreased from $9.1 million as at December 31, 1999 to $5.4 million as at December 31, 2000. During the year, the Company retroceded 13.6% of its gross written premiums to reinsurers compared to 6.3% in 1999, as the Company amended two of its co-reinsurance agreements to enable business from certain markets to be retroceded to the reinsurers. The Company has maintained the same levels of excess of loss protection in 2000 as was purchased in 1999.

    Reinsurance funds recoverable on incurred losses increased from $11.5 million as at December 31, 1999 to $15.6 million as at December 31, 2000. The increase was due to additional losses being incurred above the Company's net retention levels that enable the Company to make recoveries from its excess of loss reinsurers, plus the additional quota share cessions to two of its retrocessionaires.

    Deferred acquisition costs decreased from $57.8 million as at December 31, 1999 to $46.6 million as at December 31, 2000. Acquisition costs, consisting principally of commissions and brokerage expenses incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned. The decrease was a function of the decline in written premiums over the year.

    At December 31, 2000, reserves for unpaid losses and loss expenses were $179.6 million compared to $136.9 million at December 31, 1999. This increase was directly the result of claims notifications received and reserve strengthening done in the later half of the year.

    At December 31, 2000, unearned premium reserves were $148.1 million compared to $181.1 million at December 31, 1999. Unearned premium reserves are established to cover the unexpired period of contracts of reinsurance underwritten by the Company. At December 31, 2000, acquisition costs payable were $64.6 million compared to $73.1 million at December 31, 1999. The balance represents acquisition expenses due on gross reinsurance premiums written by the Company and is consistent with the decrease in written premiums.

    Shareholders' equity as of December 31, 2000 was $113.6 million, compared to $176.8 million at December 31, 1999. The major factor causing the reduction in shareholders' equity in the 12-month period was the Company's net operating losses. Book value per common share declined to $9.64 as of December 31, 2000 from $15.24 as of December 31, 1999.

    The Company expects that its financial and operational needs for the foreseeable future will be met by funds generated from operations and the liquidity of its investment portfolio.

    As of December 31, 2000, the Company had the following material commitments for operating leases and employment contracts:

                                             TOTAL COMMITMENTS IN U.S. DOLLARS
                                 ----------------------------------------------------------
                                                 LESS                 EMPLOYEE
                                    LEASE      SUBLEASE              COMMITMENTS
YEARS ENDING DECEMBER 31, 2000   COMMITMENTS    INCOME      NET          NET        TOTAL
------------------------------   -----------   --------   --------   -----------   --------
                                                       (IN THOUSANDS)
2001.........................      $1,281        $294      $  987      $2,095       $3,082
2002.........................       1,058         213         845         897        1,742
2003.........................         793          38         755         117          872
2004.........................         558          --         558          --          558
2005.........................         353          --         353          --          353
2006 to 2012.................         654          --         654          --          654
                                   ------        ----      ------      ------       ------
  Total......................      $4,697        $545      $4,152      $3,109       $7,261
                                   ======        ====      ======      ======       ======

    In support of its business, the Company enters into Letters of Credit and Trust Account arrangements with ceding companies. As at December 31, 2000, the Company had in total $95.8 million of outstanding Letters of Credit and Trust Accounts of which $73.4 million related to Letters of Credit issued and $22.4 million was issued in Trust Accounts. These arrangements were secured against the Company's fixed maturity investment portfolio. Effective January 1, 2001, the total Letters of Credit issued was decreased from $73.4 million to $50.1 million due to historical letters of credit expiring December 31, 2000. Further, in accordance with local regulatory requirements, the Company placed $20 million in a Trust Agreement in February, 2001.

    On November 13, 2000, the Company was notified that Standard & Poor's lowered the long term counterparty credit and insurer financial strength ratings of the Company's reinsurance subsidiaries from BB+ to B+ citing concerns over poor operating results. An upward ratings adjustment will be a function of the Company's successful execution of its business strategy and the resultant improvement in operating earnings. To date, there has been no material impact from the rating change on the Company's ability to secure new and renewal business, but the Company cannot say with certainty that there will be no impact in the future.

EXPOSURE MANAGEMENT

    The Company manages its underwriting risk exposures primarily through an excess of loss reinsurance program. This program generally provides limits up to a maximum of $30 million per occurrence, with a minimum attachment point generally of $250 thousand.

CURRENT DEVELOPMENTS

    The Company announced in a press release dated January 31, 2001, that Alasdair Davis will assume the role of Chief Executive Officer at the annual general meeting of shareholders in May 2001. John C Head III, the current Chief Executive Officer will remain as Chairman of the Board.

ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that it does not currently enter into any transactions that are covered by this statement and therefore, the Company does not anticipate any significant change to its current financial reporting.

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

    Generally, it is expected that an increase in market interest rates will cause a decline in the value of the Company's investment portfolio, whereas a decrease in rates may cause an increase in value. The following table shows the approximate effect on the value of the Company's fixed maturities investment portfolio, based on hypothetical changes in market interest rates for the year ended December 31, 2000 and 1999:

                                   -150       -100       -50                   +50        +100       +150
                                  BASIS      BASIS      BASIS      MARKET     BASIS      BASIS      BASIS
                                  POINTS     POINTS     POINTS     VALUE      POINTS     POINTS     POINTS
                                 --------   --------   --------   --------   --------   --------   --------
                                                         U.S. DOLLARS IN THOUSANDS
December 31, 2000..............  $176,327   $173,668   $171,052   $168,478   $165,944   $163,450   $160,994
December 31, 1999..............  $184,558   $182,040   $179,578   $177,170   $174,814   $172,508   $170,252

    The changes in portfolio values shown were ascertained by calculating the market yield of each bond given its actual market price at December 31, 2000 and 1999, raising or lowering each bond's yield by the hypothetical changes in market interest rates indicated above and, then calculating the resulting prices and the resulting aggregate market values. The modeled yield changes are assumed to occur instantaneously and equally across the yield curve. Price changes of floating rate bonds were calculated assuming coupons adjusted by the modeled amounts at their next scheduled reset date. Effects on portfolio value of prepayment related interest rate changes in the case of mortgage-backed securities are DE MINIMIS. The values indicated above are estimates and are necessarily based on various assumptions that are subjective in nature. Accordingly, the actual impact of changes in market rates on the Company's investment portfolio may be significantly greater or less than those indicated above.

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

INFLATION

    Inflation has not had a material impact on the Company's operations for any of the three years presented. The Company writes reinsurance in Latin America which has experienced periods of high inflation. However, it is possible that future inflationary conditions may impact subsequent accounting periods.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 ESG RE LIMITED
                          CONSOLIDATED BALANCE SHEETS

                                                                  AS OF DECEMBER 31,
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
                                                              U.S. DOLLARS IN THOUSANDS
                                                                  EXCEPT SHARE DATA
ASSETS
Investments available for sale, at fair value (cost:
  $166,513 and $184,767)....................................   $ 168,478      $181,155
Cash and cash equivalents...................................      26,032        28,278
Other investments...........................................      17,736        12,116
                                                               ---------      --------
Total investments and cash..................................     212,246       221,549
Accrued investment income...................................       3,240         3,367
Management fees receivable..................................         713         1,303
Reinsurance balances receivable.............................     241,587       276,112
Reinsurance recoverable on incurred losses..................      15,633        11,462
Funds held by ceding companies..............................      18,432        15,541
Prepaid reinsurance premiums................................       5,432         9,108
Deferred acquisition costs..................................      46,611        57,807
Other assets................................................       6,281         6,071
Cash and cash equivalents held in a fiduciary capacity......       4,619         3,364
                                                               ---------      --------
TOTAL ASSETS................................................   $ 554,794      $605,684
                                                               =========      ========
LIABILITIES
Unpaid losses and loss expenses.............................   $ 179,614      $136,935
Unearned premiums...........................................     148,124       181,127
Acquisition costs payable...................................      64,604        73,055
Reinsurance balances payable................................      30,511        26,025
Payable for securities purchased............................          --           241
Accrued expenses, accounts payable, and other liabilities
  ($85 and $125 due to related parties).....................      13,756         8,122
Fiduciary liabilities.......................................       4,619         3,364
                                                               ---------      --------
Total liabilities...........................................     441,228       428,869
                                                               ---------      --------
Commitments and contingencies...............................          --            --
                                                               ---------      --------
SHAREHOLDERS' EQUITY
Preference shares, 50,000,000 shares authorized; no shares
  issued and outstanding for 2000 and 1999..................          --            --
Class B common shares, 100,000,000 shares authorized; no
  shares issued and outstanding for 2000 and 1999...........          --            --
Common shares, par value $1 per share; 100,000,000 shares
  authorized; 11,777,086 shares issued and outstanding for
  2000 and 11,598,799 shares issued and outstanding for
  1999......................................................      11,777        11,599
Additional paid-in capital..................................     207,646       211,225
Accumulated other comprehensive income:
  Foreign currency translation adjustments..................      (5,331)       (1,702)
  Unrealized (losses) gains on securities (net of tax of $--
    and $--)................................................       1,965        (3,612)
                                                               ---------      --------
Accumulated other comprehensive income......................      (3,366)       (5,314)
                                                               ---------      --------
Retained earnings (deficit).................................    (102,491)      (40,695)
                                                               ---------      --------
Total shareholders' equity..................................     113,566       176,815
                                                               ---------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................   $ 554,794      $605,684
                                                               =========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               2000           1999           1998
                                                           ------------   ------------   ------------
                                                           U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND
                                                                         PER SHARE DATA
REVENUES
Net premiums written.....................................   $  211,886     $  313,210     $  195,578
Change in unearned premiums..............................       24,734        (64,085)       (96,737)
                                                            ----------     ----------     ----------
Net premiums earned......................................      236,620        249,125         98,841
Management fee revenue...................................        1,846          2,128          1,894
Net investment income (includes expenses of $397, $495
  and $549 for related parties)..........................       12,924         13,515         12,930
Gain (loss) on equity investments........................          180           (205)            --
Net realized investment (losses) gains...................       (2,538)        (1,974)         2,162
                                                            ----------     ----------     ----------
                                                               249,032        262,589        115,827
                                                            ----------     ----------     ----------
EXPENSES
Losses and loss expenses.................................      187,241        199,031         61,364
Acquisition costs........................................       78,566         66,296         26,714
Personnel costs..........................................       13,085          8,993          4,352
Professional service fees (includes expenses of $--, $--
  and $378 for related parties)..........................       10,268          8,166          3,599
Other expenses...........................................       16,490          8,510          4,014
                                                            ----------     ----------     ----------
                                                               305,650        290,996        100,043
                                                            ----------     ----------     ----------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES....      (56,618)       (28,407)        15,784
Income tax expense.......................................           --            815          1,262
                                                            ----------     ----------     ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS.................      (56,618)       (29,222)        14,522
Net loss from discontinued operations....................       (5,178)       (12,772)            --
                                                            ----------     ----------     ----------
NET (LOSS) INCOME........................................   $  (61,796)    $  (41,994)    $   14,522
                                                            ==========     ==========     ==========
PER SHARE DATA
Basic net income (loss) per share from continuing
  operations.............................................   $    (4.79)    $    (2.20)    $     1.04
Diluted net income (loss) per share from continuing
  operations.............................................   $    (4.79)    $    (2.20)    $     1.03
                                                            ==========     ==========     ==========
Basic net income (loss) per share........................   $    (5.23)    $    (3.17)    $     1.04
Diluted net income (loss) per share......................   $    (5.23)    $    (3.17)    $     1.03
                                                            ==========     ==========     ==========
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
  Basic..................................................   11,809,000     13,260,214     13,923,799
  Diluted................................................   11,809,000     13,260,214     14,076,443
                                                            ==========     ==========     ==========
Dividends declared per share.............................   $      .24     $      .32     $      .30
                                                            ==========     ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                 U.S. DOLLARS IN THOUSANDS
COMMON SHARES (PAR VALUE)
Balance at January 1........................................  $  11,599   $ 13,924   $ 13,924
Shares retired during year..................................       (393)    (2,334)        --
Issuance of shares to employees.............................        571          9         --
                                                              ---------   --------   --------
Balance at December 31......................................     11,777     11,599     13,924
                                                              ---------   --------   --------
ADDITIONAL PAID-IN CAPITAL
Balance at January 1........................................    211,225    226,216    225,954
Shares retired during year..................................     (1,643)   (14,195)        --
Directors' fees taken as stock options......................        173        232        347
Dividends...................................................     (2,859)    (1,072)        --
Additional offering costs...................................         --         --        (85)
Issuance of shares to employees.............................        750         44         --
                                                              ---------   --------   --------
Balance at December 31......................................    207,646    211,225    226,216
                                                              ---------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at January 1........................................     (5,314)        60        202
Foreign currency translation adjustments, net of tax........     (3,629)    (1,128)      (606)
Unrealized (losses) gains on securities, net of tax.........      5,577     (4,246)       464
                                                              ---------   --------   --------
Balance at December 31......................................     (3,366)    (5,314)        60
                                                              ---------   --------   --------
RETAINED (DEFICIT) EARNINGS
Balance at January 1........................................    (40,695)     4,641     (5,705)
Net (loss) income...........................................    (61,796)   (41,994)    14,522
Dividends...................................................         --     (3,342)    (4,176)
                                                              ---------   --------   --------
Balance at December 31......................................   (102,491)   (40,695)     4,641
                                                              ---------   --------   --------
TOTAL SHAREHOLDERS' EQUITY..................................  $ 113,566   $176,815   $244,841
                                                              =========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                  U.S. DOLLARS IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income...........................................  $ (61,796)  $ (41,994)  $  14,522
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities
  Depreciation and amortization.............................      1,642       1,773         252
  Realized investment losses (gains)........................      2,805       1,974      (2,162)
  Amortization of premiums and discounts....................         --          89         200
  Bad debt provisions.......................................        740       3,416          --
  Non-cash compensation expenses............................      1,506         285         347
Changes in assets and liabilities:
  Accrued investment income.................................        127         262      (3,192)
  Management fees receivable................................        590       1,861          95
  Reinsurance balances receivable...........................     34,525    (107,838)   (142,489)
  Reinsurance recoverable on incurred losses................     (4,171)     (8,701)     (2,364)
  Funds held by ceding companies............................     (2,891)    (11,949)     (3,592)
  Prepaid reinsurance premiums..............................      3,676      (6,832)     (1,976)
  Deferred acquisition costs................................     11,196     (20,182)    (33,478)
  Deferred tax asset........................................         --         843         (55)
  Unpaid losses and loss expenses...........................     42,679      92,556      36,533
  Unearned premiums.........................................    (33,003)     69,243      99,716
  Acquisition costs payable.................................     (8,451)     27,568      35,152
  Reinsurance balances payable..............................      4,485      18,911       7,114
  Accrued expenses and accounts payable.....................      5,634       2,195      (2,579)
  Other assets and liabilities..............................       (816)     (1,329)     (1,065)
                                                              ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........     (1,523)     22,151         979
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of investments acquired--available for sale............   (209,647)   (301,290)   (436,239)
Proceeds from sale of investments--available for sale.......    223,084     325,129     445,305
Change in short-term investments............................         --          --      11,913
Purchases of fixed assets...................................     (1,314)     (2,686)       (967)
Purchases of intangible assets..............................         --        (958)        (57)
Funding of other investments................................     (7,940)    (10,067)     (5,917)
                                                              ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........      4,183      10,128      14,038
                                                              =========   =========   =========
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares............................         --          --          --
Net change in short-term debt...............................         --          --          --
Repurchase of common shares.................................     (2,036)    (16,529)         --
Additional offering costs...................................         --          --         (85)
Dividends paid..............................................     (2,870)     (4,414)     (4,177)
                                                              ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........     (4,906)    (20,943)     (4,262)
                                                              =========   =========   =========
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................         --          --          (9)
                                                              ---------   ---------   ---------
Net (decrease) increase in cash.............................     (2,246)     11,336      10,746
Cash and cash equivalents at January 1......................     28,278      16,942       6,196
                                                              ---------   ---------   ---------
Cash and cash equivalents at December 31....................  $  26,032   $  28,278   $  16,942
                                                              =========   =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions
  Interest paid.............................................  $       6   $      17   $       8
  Income taxes paid.........................................  $      --   $     496   $      40
                                                              ---------   ---------   ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                 U.S. DOLLARS IN THOUSANDS
Net (loss) income...........................................  $ (61,796)  $(41,994)  $14,522
                                                              ---------   --------   -------
Other Comprehensive income, net of tax:
  Foreign currency translation adjustments..................     (3,629)    (1,128)     (606)
  Unrealized (losses) gains on securities (net of tax of
    $160, $-- and $172).....................................      3,039     (6,220)    2,626
  Less reclassification adjustment for losses (gains)
    included in net income, (net of tax of $--, $-- and
    $11)....................................................      2,538      1,974    (2,162)
                                                              ---------   --------   -------
Other comprehensive (loss) income...........................      1,948     (5,374)     (142)
                                                              ---------   --------   -------
Comprehensive (loss) income.................................  $ (59,848)  $(47,368)  $14,380
                                                              =========   ========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company's significant accounting policies include the following:

    (A) PREMIUM REVENUES

    Premiums written are estimated and recognized at the inception of the reinsurance contract, based upon information received from intermediaries and ceding companies. The Company compares estimated written premiums to actual premiums as reported by ceding companies on a periodic basis. The timeliness and frequency of ceding company reports vary considerably by ceding company, line of business and geographic area, therefore the actual ultimate premium written may not be known with certainty for prolonged periods. Differences between such estimates and actual amounts as reported by ceding companies are recorded in the period in which the actual amounts are determined.

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

    (C) INVESTMENTS

    Fixed maturity securities are classified as available for sale and are reported at estimated fair value. Investments that are available for sale are expected to be held for an indefinite period but may be sold depending on interest rates and other considerations. Other investments over which the Company exercises significant influence are accounted for under the equity method. Otherwise these

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

investments are accounted for at cost. Unrealized investment gains and losses on investments available for sale, net of applicable deferred income tax, are reported as a separate component of "accumulated other comprehensive income". Realized gains or losses on sale of investments are determined on the basis of average cost. The carrying values of investments available for sale and other investments are adjusted for impairments in value that are considered to be other than temporary.

    (D) DEFERRED ACQUISITION COSTS

    Costs relating to the production of new business (primarily commissions and certain costs of marketing) are deferred and included in the deferred acquisition cost asset to the extent that such costs are recoverable from future related policy revenues. The deferred acquisition costs are being amortized over the periods in which the related premiums are earned. Such deferred costs are reviewed to determine if they are recoverable from future income, including investment income, and, if not considered recoverable, are charged to expense.

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

    (G) INCOME TAXES

    The Company and its subsidiaries file income tax returns as required by the laws of each country in which they operate. The Company accounts for income tax expenses and liabilities under the asset and liability method in accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes arise from the recognition of temporary differences between income reported for financial statement purposes and income for income tax purposes. These deferred taxes are measured by applying currently enacted tax rates. In addition, SFAS No. 109 requires the recognition of future benefits, such as for net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

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

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

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

    (N) ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As of December 31, 2000, the Company had no transactions that are covered by this statement.

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

3. INVESTMENTS

    The Company's investment portfolio at December 31, 2000 and 1999 is comprised of the following:

                                                          AS AT DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            U.S. DOLLARS IN
                                                               THOUSANDS
Fixed maturities available for sale.....................  $168,478   $177,170
Equities................................................        --      3,985
                                                          --------   --------
Total...................................................  $168,478   $181,155
                                                          ========   ========

    (A) FIXED MATURITIES AND EQUITIES

    The amortized cost, fair value and gross unrealized gains and losses of fixed maturity investments and equity investments as of December 31, 2000 and 1999 are presented in the tables below:

                                                                  AS AT DECEMBER 31, 2000
                                                      -----------------------------------------------
                                                       COST OR      GROSS        GROSS      ESTIMATED
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                        COST        GAINS        LOSSES       VALUE
                                                      ---------   ----------   ----------   ---------
                                                                 U.S. DOLLARS IN THOUSANDS
Corporate securities................................  $ 70,003      $1,562        $183      $ 71,382
U.S. treasury securities............................    37,402         726          --        38,128
Asset-backed securities/Mortgage-backed
  securities........................................    33,722          89          40        33,771
Obligations of states and political subdivisions....    18,263         490          --        18,753
Foreign currency debt securities....................     7,123          --         679         6,444
Equity Investments..................................        --          --          --            --
                                                      --------      ------        ----      --------
Total...............................................  $166,513      $2,867        $902      $168,478
                                                      ========      ======        ====      ========

                                                                  AS AT DECEMBER 31, 1999
                                                      -----------------------------------------------
                                                       COST OR      GROSS        GROSS      ESTIMATED
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                        COST        GAINS        LOSSES       VALUE
                                                      ---------   ----------   ----------   ---------
                                                                 U.S. DOLLARS IN THOUSANDS
Corporate securities................................  $105,581      $  405       $3,631     $102,355
U.S. treasury securities............................    21,417         233          321       21,329
Asset-backed securities/Mortgage-backed
  securities........................................    23,453         327          294       23,486
Obligations of states and political subdivisions....    16,481         103          303       16,281
Foreign currency debt securities....................    13,850          52          183       13,719
Equity investments..................................     3,985          --           --        3,985
                                                      --------      ------       ------     --------
Total...............................................  $184,767      $1,120       $4,732     $181,155
                                                      ========      ======       ======     ========

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

    (B) MATURITY DISTRIBUTION

    The amortized cost and fair value of fixed maturities by contractual maturity are shown in the following table:

                                                           AS AT DECEMBER 31,
                                                                  2000
                                                          --------------------
                                                          AMORTIZED     FAIR
                                                            COST       VALUE
                                                          ---------   --------
                                                            U.S. DOLLARS IN
                                                               THOUSANDS
Fixed maturities available for sale
  Due in one year or less...............................  $  2,533    $  2,539
  Due after one year through five years.................    78,882      79,481
  Due after five years through ten years................    26,210      25,023
  Due after ten years...................................    25,166      27,664
Mortgage-backed securities /Asset-backed securities.....    33,722      33,771
                                                          --------    --------
Total...................................................  $166,513    $168,478
                                                          ========    ========

    Proceeds from the sales of investments available for sale for the years ended December 31, 2000 and 1999 were $223.1 million and $325.1 million, respectively. Realized investment gains and losses for the years ended December 31, 2000, and 1999 were as follows:

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              U.S. DOLLARS IN
                                                                 THOUSANDS
Gross realized gains......................................  $   779    $   460
Gross realized losses.....................................   (3,317)    (2,434)
                                                            -------    -------
Total net realized gains (losses).........................  $(2,538)   $(1,974)
                                                            =======    =======

    (C) CHANGE IN NET UNREALIZED (LOSSES) GAINS ON INVESTMENTS

                                                                    AS OF DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                U.S. DOLLARS IN THOUSANDS
Change in unrealized gains on investments, net of deferred
  taxes, included in other comprehensive income:
  Fixed maturities..........................................   $5,577    $(6,220)    $2,787
  Deferred taxes............................................       --         --       (172)
                                                               ------    -------     ------
Total.......................................................   $5,577    $(6,220)    $2,615
                                                               ======    =======     ======

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

    (D) NET INVESTMENT INCOME

    The components of net investment income are presented in the table below:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                U.S. DOLLARS IN THOUSANDS
Interest on fixed maturities................................  $11,966    $12,335    $12,813
Interest on other investments...............................      434        495        126
Interest on cash and cash equivalents.......................      654      1,274        608
Other.......................................................      313        218         36
                                                              -------    -------    -------
Total investment income.....................................   13,367     14,322     13,583
Investment expenses.........................................     (443)      (807)      (653)
                                                              -------    -------    -------
Total.......................................................  $12,924    $13,515    $12,930
                                                              =======    =======    =======

4. OTHER INVESTMENTS

    Other investments represents equity investments in, and loans to, reinsurance- related enterprises, ceding companies or distribution channels that are expected to generate or secure additional profitable business for the Company. The loans bear interest at rates between 6% and 9% and are repayable between one and five years. Impairment reserves were provided against loans of $3.4 million advanced to COMED in 1999, under a $12 million loan commitment. The COMED loans were settled as part of the divestiture of the health care division.

                                                            AS OF DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              U.S. DOLLARS IN
                                                                 THOUSANDS
Equity investments........................................  $10,736    $ 4,316
Loans.....................................................    7,000     11,216
                                                            -------    -------
                                                             17,736     15,532
Allowance for uncollectible loans.........................       --      3,416
                                                            -------    -------
                                                            $17,736    $12,116
                                                            =======    =======

5. MANAGEMENT FEES RECEIVABLE

    Management fees receivable represents management fee and related revenues that are primarily due from co-reinsurers and quota share retrocessionnaires to whom a portion of the Company's gross

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

managed premium is allocated. Management fees receivable at December 31, 2000, and 1999 consist of the following:

                                                                     AS OF
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                U.S. DOLLARS IN
                                                                   THOUSANDS
Fees from co-reinsurers.....................................    $582      $  935
Management fees on 1997 and prior reinsurance pools.........      --         241
Other fees..................................................     131         127
                                                                ----      ------
Total.......................................................    $713      $1,303
                                                                ====      ======

6.  DEFERRED ACQUISITION COSTS

    Activity in deferred acquisition costs for the years ended December 31, 2000, and 1999 is summarized as follows:

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            U.S. DOLLARS IN
                                                               THOUSANDS
Balance at January 1....................................  $ 57,807   $ 37,625
Acquisition costs incurred..............................    67,370     86,478
Amortization of acquisition costs.......................   (78,566)   (66,296)
                                                          --------   --------
Net change in deferred acquisition costs................   (11,196)    20,182
                                                          --------   --------
Balance at December 31..................................  $ 46,611   $ 57,807
                                                          ========   ========

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

7.  LOSSES AND LOSS EXPENSES

    Activity in the reserve for unpaid losses and loss expenses for the years ended December 31, 2000 and 1999 is summarized as follows:

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            U.S. DOLLARS IN
                                                               THOUSANDS
Balance at January 1....................................  $136,935   $ 44,379
Less reinsurance recoverable............................   (11,462)    (2,761)
                                                          --------   --------
Net balance at January 1................................   125,473     41,618
Incurred related to:
  Current year..........................................    75,159    189,489
  Prior year............................................   112,082      9,542
                                                          --------   --------
Total incurred losses and loss expenses.................   187,241    199,031
                                                          --------   --------
Paid related to:
  Current year..........................................    15,901     84,393
  Prior year............................................   132,832     30,783
                                                          --------   --------
Total paid losses and loss expenses.....................   148,733    115,176
                                                          --------   --------
Net balance at December 31..............................   163,981    125,473
Plus reinsurance recoverable on incurred losses.........    15,633     11,462
                                                          --------   --------
Balance at December 31..................................  $179,614   $136,935
                                                          ========   ========

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

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
                                                          U.S. DOLLARS IN THOUSANDS
Current tax expense
  Bermuda.............................................   $  --       $ --      $   --
  Foreign.............................................      --        (28)      1,435
                                                         -----       ----      ------
Total current tax expense.............................      --        (28)      1,435
Total deferred tax expense (benefit)..................      --        843        (173)
                                                         -----       ----      ------
Total income tax expense..............................   $  --       $815      $1,262
                                                         =====       ====      ======

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

    The actual income tax expense attributable to income for the three years in the period ended December 31, 2000 is based on the statutory tax rates in the Company's taxable jurisdictions, which range from 0% to approximately 44%.

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
                                                          U.S. DOLLARS IN THOUSANDS
Computed "expected tax expense".......................   $  --       $ --      $   --
Tax effect of foreign taxes...........................      --        815       1,262
                                                         -----       ----      ------
Total income tax expense..............................   $  --       $815      $1,262
                                                         =====       ====      ======

    Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the tax laws and regulations. The principal items in the net deferred income tax asset (liability) are as follows:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
                                                             U.S. DOLLARS IN
                                                                THOUSANDS
Deferred tax assets
  Net operating loss carryforward........................  $ 11,246   $ 6,948
  Other assets...........................................     1,105       956
                                                           --------   -------
Gross deferred tax assets................................    12,351     7,904
Less: valuation allowance................................   (11,444)   (6,834)
                                                           --------   -------
Deferred tax assets after valuation allowance............  $    907   $ 1,070
                                                           ========   =======
Deferred tax liabilities
  Unrealized investment gains............................      (157)     (154)
  Other liabilities......................................      (750)     (916)
                                                           --------   -------
Total deferred tax liabilities...........................  $   (907)  $(1,070)
                                                           --------   -------
Net deferred tax asset...................................  $     --   $    --
                                                           ========   =======

    Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. During 2000, a valuation allowance of $11,444 to reduce the deferred tax asset was recorded in accordance with the provisions of SFAS109. The valuation allowance is necessary because sufficient uncertainty exists regarding the realizability of certain net operating loss carryforwards. The Company has a loss carryforwards of $65.0 million available to offset future foreign taxable income. Such tax loss carryforwards do not have an expiration date.

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

9.  RETROCESSIONS

    The Company utilizes retrocessional agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from retrocessionaires of a portion of the losses and loss expenses under certain circumstances. They do not discharge the primary liability of the Company. In the event retrocessionaires were unable to meet their obligations under the retrocession agreements, the Company would be liable for such defaulted amounts. The Company believes that it has minimized the credit risk with respect to its reinsurance by monitoring its retrocessionaires and avoiding concentrations with any single company.

    Losses and loss expenses incurred and earned premiums as reported in the statement of operations are after deduction for retrocessions. Written and earned premiums and losses incurred for the years ended December 31, 2000, 1999 and 1998 are comprised of the following:

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------   --------
                                                  U.S. DOLLARS IN THOUSANDS
Premiums written:
  Assumed.....................................  $244,976   $333,000   $199,872
  Ceded.......................................   (33,090)   (19,790)    (4,294)
                                                --------   --------   --------
Net premiums written..........................  $211,886   $313,210   $195,578
                                                --------   --------   --------
Premiums earned:
  Assumed.....................................  $260,469   $262,451   $100,985
  Ceded.......................................   (23,849)   (13,326)    (2,144)
                                                --------   --------   --------
Net premiums earned...........................  $236,620   $249,125   $ 98,841
                                                --------   --------   --------
Losses and loss expenses:
  Assumed.....................................  $209,224   $211,645   $ 63,728
  Ceded.......................................   (21,983)   (12,614)    (2,364)
                                                --------   --------   --------
Net losses and loss expenses..................  $187,241   $199,031   $ 61,364
                                                ========   ========   ========

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

10. EARNINGS PER SHARE

RECONCILIATION OF NUMERATORS AND DENOMINATORS

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations:

                                                                 YEAR ENDED DECEMBER 31, 2000
                                                            ---------------------------------------
                                                               LOSS          SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
                                                                   U.S. DOLLARS IN THOUSANDS
                                                                EXCEPT SHARE AND PER SHARE DATA
BASIC EARNINGS PER SHARE
Net loss allocable to common shareholders.................    $(61,796)     11,809,000     $(5.23)
Effect of dilutive securities:
  Class A warrants........................................          --              --         --
  Class B warrants........................................          --              --         --
  Director and employee options...........................          --              --         --
  Employee share grant....................................          --              --         --
  Repurchase of common shares.............................          --              --         --
                                                              --------      ----------     ------

DILUTED EARNINGS PER SHARE
Net loss allocable to common shareholders.................    $(61,796)     11,809,000     $(5.23)
                                                              ========      ==========     ======

                                                                 YEAR ENDED DECEMBER 31, 1999
                                                            ---------------------------------------
                                                               LOSS          SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
                                                                   U.S. DOLLARS IN THOUSANDS
                                                                EXCEPT SHARE AND PER SHARE DATA
BASIC EARNINGS PER SHARE
Net loss allocable to common shareholders.................    $(41,994)     13,260,214     $(3.17)
Effect of dilutive securities:
  Class A warrants........................................          --              --         --
  Class B warrants........................................          --              --         --
  Director and employee options...........................          --              --         --
  Employee share grant....................................          --              --         --
  Repurchase of common shares.............................          --              --         --
                                                              --------      ----------     ------

DILUTED EARNINGS PER SHARE
Net loss allocable to common shareholders.................    $(41,994)     13,260,214     $(3.17)
                                                              ========      ==========     ======

    Class A Warrants to purchase 1,381,200 common shares at $20 per share were outstanding as of December 31, 2000 and 1999. Options to purchase up to 1,680,328 common shares, issued at exercise prices between $2.01 and $26.00, were outstanding as of December 31, 2000. Options to purchase up to 1,440,503 common shares, issued at exercise prices between $5.44 and $26.50, were outstanding as of December 31, 1999. The incremental shares from assumed exercise of options and warrants have not been included in the above computations for 2000 and 1999 as they have an anti-dilutive effect on the net loss per common share.

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

11. COMMITMENTS AND CONTINGENCIES

    (A) EMPLOYMENT CONTRACTS

    The Company has entered into various employment contracts with terms of up to three years that have total minimum commitments of $3.1 million, excluding any performance bonuses that are determined by the Board of Directors of the Company. The contracts include various non-compete clauses following termination of employment. As of December 31, 1999, the minimum employee commitments were $7.9 million.

    (B) LEASE COMMITMENTS

    The Company and its subsidiaries have various lease obligations. Rental expenses are amortized on the straight-line basis over the term of the lease. Total rental expense was approximately $1,454 thousand, $931 thousand, and $398 thousand for the years ended December 31, 2000, 1999, and 1998, respectively. The Company has leased premises in Germany, Ireland, United Kingdom, Portugal, Hong Kong, Australia, Taiwan, Thailand, Singapore, United States and Canada.

    The future minimum commitments under operating leases and employment contracts are as follows:

                                                  YEAR ENDED DECEMBER 31, 2000
                                              ------------------------------------
                                                 LEASE      EMPLOYMENT
                                              COMMITMENTS   COMMITMENTS    TOTAL
                                              -----------   -----------   --------
                                                   U.S. DOLLARS IN THOUSANDS
2001........................................    $  987        $2,095       $3,082
2002........................................       845           897        1,742
2003........................................       755           117          872
2004........................................       558            --          558
2005........................................       353            --          353
Over five years.............................       654            --          654
                                                ------        ------       ------
Total.......................................    $4,152        $3,109       $7,261
                                                ======        ======       ======

    (C) LETTERS OF CREDIT

    As of December 31, 2000, Secured Letters of Credit and Trust Accounts in the aggregate amount of $95.8 million have been issued in favor of ceding companies with $73.4 million related to Letters of Credit issued and $22.4 million related to Trust Accounts in force. The Letters of Credit and Trust Accounts are secured by a lien on the Company's fixed maturities investment portfolio, equal to 110% of the amount of the outstanding letters of credit, and 102% of the amount of the outstanding Trust Accounts. As of December 31, 1999 Secured Letters of Credit in the amount of $39.1 million were issued in favor of ceding companies.

    (D) PENSION OBLIGATIONS

    Certain subsidiaries of the Company are obligated to make defined contributions to pension plans for their employees. As of December 31, 2000 and 1999, there were outstanding liabilities for pension contributions of $568 thousand and $448 thousand respectively. Pension contribution expenses were $732 thousand, $590 thousand, and $143 thousand, for the years ended
December 31, 2000, 1999, and 1998, respectively.

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

    (E) DISCONTINUED OPERATIONS

    On August 10, 2000, the Board of Directors approved a plan for the divestiture of its Health Care Division. Implementation of that plan resulted in the divestiture of 4Sigma (formerly VVB Bermuda Limited) effective June 30, 2000, to affiliates of the Chief Executive Officer and senior management of the Health Care Division. The investors in 4Sigma include the Company, affiliates of the Chief Executive Officer of the Company ("CEO"), Dr. Gerald Moeller, previously a member of the board of ESG Re Limited and Chief Executive--Healthcare Division and former management of the Health Care Division. Terms comparable to those offered to the affiliates of the CEO were offered to non-related parties. The Company owns 8,000,000 convertible preference shares in 4Sigma. The book value of $8.0 million for the Company's equity position is included in other investments.

    The operations of 4Sigma have entered into a strategic partnership with Bertelsmann/Springer for the marketing of its services to German health insurers. Currently, sales proposals have been made to three of the largest insurers with decisions due in April and May 2001. The expectation is that the group will be successful on at least one of the proposals. In the event none of the proposals are accepted, then the group will be in a position to revisit its business model and the Company would revalue its investment in 4Sigma.

    Condensed summary operating results for the Health Care Division were as follows:

                                                             2000            1999
                                                          ----------      ----------
                                                          U.S. DOLLARS, IN THOUSANDS
Revenues................................................    $   343        $    300
Expenses................................................      5,328          11,924
                                                            -------        --------
Net (loss) income.......................................    $(4,985)       $(11,624)
                                                            =======        ========

    Additionally on August 10, 2000 the Board of Directors approved a plan to liquidate its majority-owned subsidiary in Indonesia. The Company does not expect to recover any debt or equity contributions advanced to and, expensed by, this subsidiary in previous periods. This operation reported a net loss of $1.1 million on revenues of $.6 million in 1999 and a net loss of $.2 million on revenues of $.4 million in 2000.

    (F) CONTINGENCIES

    ESG Re and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. ESG Re does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity.

    In February 2000, Odyssey Re instituted an action in England against a broker, Stirling Cooke Brown, alleging fraud and conspiracy on the reinsurance placement of 1997 and 1998 Personal Accident and Workers Compensation "carve out" business with Odyssey Re. These proceedings mirror earlier proceedings commenced in New York which were dismissed on jurisdictional grounds. During 1998, ESG accepted a 25% quota share reinsurance treaty with Odyssey Re (UK) retroactive to January 1, 1998. This treaty covers various insurance companies involved in the litigation Odyssey Re instituted in New York over 1997 and 1998 business. This treaty terminated as of December 31, 1998 but ESG renewed its participation for 1999 directly to one of those ceding companies. In
December 1999, the Company gave notice to rescind its contract with Odyssey Re
(UK) for misrepresentation and failure to disclose material facts. On
November 29, 2000 the Company filed suit in the High Court to seek a

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

judicial confirmation of its rescission. On February 5, 2001, Odyssey Re filed a response. On March 21, 2001, the Company filed a motion for summary judgment. The Company has also given notice to rescind the 1999 account. At this time, the Company is unable to determine the amount of its exposure and the possible effect upon the Company's business, financial condition or results of operation from these two contracts.

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

    Twenty percent of the Class B Warrants are available for vesting during each of the first five years following the closing date of the IPO, and will vest only if, for any 20 consecutive trading days during the one-year vesting period, the percentage change in the market price of the common shares since the closing date of the IPO exceeds the percentage change in the Wilshire 5000 Stock Price Index by at least 500 basis points. The Class B Warrants are exercisable for a period of 10 years from the date of vesting. The exercise price per Common Share is $20 and will be reduced by $1.50 on September 1, 2001. As of December 31, 2000 and 1999, 276,240 of the Class B Warrants are vested and are exercisable.

14. STOCK-BASED COMPENSATION

    (A) EMPLOYEE STOCK OPTION PLAN

    The Company has adopted the 1997 Employees Stock Option Plan (the "Stock Option Plan") under which employees of the Company and its subsidiaries are eligible to participate. The Stock Option Plan is administered by the Compensation Committee of the Board. Subject to the provisions of the Stock Option Plan, the Board of Directors has sole discretionary authority to interpret the Stock Option Plan and to determine the terms and conditions of the awards.

    The exercise price of the option are determined by the Board of Directors when the options are granted. Options granted under the Stock Option Plan are freely assignable subject to certain limitations. The Company has reserved 2,000,000 common shares for issuance under the Stock Option Plan.

    As of December 31, 2000, options to purchase a total of 1,057,900 shares of common stock were granted, net of forfeitures, to officers and employees of the Company (1999:980,075). Options granted under the Employee Stock Option Plan generally vest at 25% at the date of grant and at 25% on each of the second, third and fourth anniversaries of the date of grant. All options are exercisable at the fair market value of the stock at the date of the grant and expire
10 years after the date of the grant.

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

    (B) DIRECTORS' STOCK OPTION PLAN

    The Company has adopted the ESG Re Limited Non-management Directors' Compensation and Option Plan (the "Directors' Plan"), under which non-management directors are compensated for their service on the Board. Each non-management director receives fees for services as a member of the Board of Directors and its committees, in amounts determined by the Board of Directors, to be paid in a combination of cash and common shares, as determined by the Board. A Director may elect to receive all or a portion of such fees in the form of options to purchase common shares equal to two times the fees that would otherwise be payable. A director may also elect to defer receipt of the fees, and if so deferred, will receive deferred compensation indexed to the greater of (i) the total return on the common shares; or (ii) the one-year U.S. Treasury bill rate. If a director does not elect the payment in options or deferred compensation alternatives, the fees will be paid in a combination of cash and shares as determined by the Board. Shares granted under the Directors' Plan will not be transferable for six months after receipt. The Company has reserved 1,000,000 common shares for issuance under the Directors' Plan.

    To date all non-management directors have elected to receive their fees as options to purchase shares. As a result, a total of 622,428 shares of common stock have been granted, net of forfeitures, as stock options as of December 31, 2000 (1999: 460,428). Compensation expense related to these grants of $173 thousand and $232 thousand was recognized for the years ending
December 31, 2000 and 1999, respectively.

    Options granted under the Directors' Plan vest 100% at the date of grant. All options are exercisable at fair market value of the stock at the date of grant and expire 10 years after the date of grant.

    A summary of the status of the Company's outstanding stock options as of December 31, 2000, 1999 and 1998 is presented below:

                                             2000                         1999                        1998
                                  --------------------------   --------------------------   -------------------------
                                                 WEIGHTED                     WEIGHTED                    WEIGHTED
                                                 AVERAGE                      AVERAGE                     AVERAGE
                                   SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
                                  ---------   --------------   ---------   --------------   --------   --------------
                                                               U.S. DOLLARS IN THOUSANDS
Outstanding at January 1........  1,440,503       $15.20         815,428       $21.90       469,714        $20.00
  Granted.......................    858,700       $ 5.07       1,033,500       $11.68       355,214        $24.50
  Exercised.....................         --           --              --           --            --            --
  Forfeited.....................   (618,875)      $17.08        (408,425)      $19.66        (9,500)       $25.13
                                  ---------       ------       ---------       ------       -------        ------
Outstanding at December 31......  1,680,328       $ 9.33       1,440,503       $15.20       815,428        $21.90
                                  ---------       ------       ---------       ------       -------        ------
Options exercisable at
  December 31...................  1,302,076       $ 9.89       1,005,378       $13.54       358,678        $22.37
                                  ---------       ------       ---------       ------       -------        ------
Average fair value of options
  granted during the year.......                  $ 2.95                       $ 0.88                      $ 6.73
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

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS No. 123, the Company's net loss and earnings per share would have been adjusted to the proforma amounts indicated below:

                                                      YEARS ENDED DECEMBER 31,
                                                ------------------------------------
                                                  2000          1999          1998
                                                --------      --------      --------
                                                 U.S. DOLLARS IN THOUSANDS, EXCEPT
                                                      SHARE AND PER SHARE DATA
Net (loss) income
  As reported.................................  $(61,796)     $(41,994)     $14,522
  Pro forma...................................   (63,224)      (42,311)      12,526
                                                --------      --------      -------
Net (loss) income per share
  As reported.................................  $  (5.23)     $  (3.17)     $  1.04
  Pro forma...................................  $  (5.35)        (3.19)        0.90
                                                ========      ========      =======

    The weighted average remaining contractual life of options outstanding at December 31, 2000, is presented below:

                                                                                            WEIGHTED
                                                                                            AVERAGE
                                                NUMBER OF OPTIONS   NUMBER OF OPTIONS      REMAINING
RANGE                                              OUTSTANDING         EXERCISABLE      CONTRACTUAL LIFE
-----                                           -----------------   -----------------   ----------------
$2.01.........................................        10,000               2,500        9.9 years
$3.90 - $4.31.................................       326,000             321,500        5.3
$5.44 - $7.75.................................       885,550             567,773        8.7
$8.85.........................................         3,000               3,000        0.4
$14.89........................................         4,000               2,000        7.8
$16.30 - $18.20...............................       190,350             162,625        7.6
$19.38 - $20.25...............................       122,214             116,464        6.3
$21.62 - $22.88...............................         9,500               5,750        6.0
$25.50 - $26.00...............................       129,714             120,464        7.2

    (C) RESTRICTED STOCK AWARD PLAN

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

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

the number of Common Shares covered by each award. An S-8 Registration Statement was filed and effective on March 13, 2000 covering this Plan.

RESTRICTED STOCK AWARDS                                          2000
-----------------------                                        ---------
Shares Outstanding at January 1.............................           0
Total Shares Granted........................................     616,400
Shares Forfeited............................................      50,500
Shares Released upon Vesting................................     145,450
Shares Outstanding & Subject to Forfeiture..................     420,450
Shares Remaining available for Grant........................   1,434,100

15. RELATED PARTIES

    In 1997, the Company entered into an agreement with Head Asset Management L.L.C. ("Head Asset Management"), an affiliate of Head & Company L.L.C. ("Head Company"), relating to the provision of investment management services. The Chairman of the Board of Directors and Chief Executive Officer is a Managing Member of Head Company. Pursuant to this agreement, which was revised July 1, 2000, and which is subject to the Company's investment guidelines and other restrictions, the Company will pay Head Asset Management a fee equal to the sum of (i) 0.20% per annum of the first $150 million of assets under management, and
(ii) 0.15% per annum of assets under management in excess of $150 million. The Company incurred expenses of $397 thousand and $495 thousand under this agreement for the years ended December 31, 2000 and 1999 respectively.

16. SEGMENT INFORMATION

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that an enterprise disclose information about its operating segments. The Company considers its reinsurance activities to constitute a single operating segment on the basis that such activities are monitored and evaluated primarily on a company wide basis. Investments are held in support of reinsurance activities and are considered to be a part of the reinsurance segment

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

    The following table provides summary financial information by the Company's lines of business and geographic regions of the reinsurance segment. Revenues are allocated geographically on the basis of the location of the legal entity that retains the reinsurance risk.

                                                             YEAR ENDED DECEMBER 31, 2000
                                           -----------------------------------------------------------------
                                            MEDICAL    ACCIDENT    CREDIT      LIFE      OTHER       TOTAL
                                           ---------   --------   --------   --------   --------   ---------
                                                               U.S. DOLLARS IN THOUSANDS
Gross premiums written...................  $ 173,919   $ 54,140   $ 3,405    $ 8,977    $  4,535   $ 244,976
Net premiums written.....................    148,285     49,029     3,162      7,845       3,565     211,886
Net premiums earned......................    161,772     57,620     6,588      6,127       4,514     236,620
Losses and loss expenses.................   (124,119)   (52,406)   (2,344)    (5,291)     (3,081)    187,241
Acquisition costs........................    (53,471)   (17,840)   (3,527)    (1,622)     (2,106)    (78,566)
Operating costs..........................    (24,628)    (9,677)     (844)    (1,044)       (927)    (37,120)
                                           ---------   --------   -------    -------    --------   ---------
Net underwriting income (loss)...........  $ (40,446)  $(22,303)  $  (127)   $(1,830)   $ (1,600)  $ (66,306)
                                           =========   ========   =======    =======    ========   =========

                                                             YEAR ENDED DECEMBER 31, 1999
                                           -----------------------------------------------------------------
                                            MEDICAL    ACCIDENT    CREDIT      LIFE      OTHER       TOTAL
                                           ---------   --------   --------   --------   --------   ---------
                                                               U.S. DOLLARS IN THOUSANDS
Gross premiums written...................  $ 251,984   $ 66,514   $ 1,851    $ 6,934    $  5,717   $ 333,000
Net premiums written.....................    240,314     61,549       714      5,550       5,083     313,210
Net premiums earned......................    188,016     42,443     3,933      9,593       5,140     249,125
Losses and loss expenses.................   (153,894)   (33,001)   (2,424)    (8,015)     (1,697)   (199,031)
Acquisition costs........................    (52,940)    (9,287)     (795)    (1,516)     (1,758)    (66,296)
Operating costs..........................    (16,503)    (4,393)     (421)      (976)       (550)    (22,843)
                                           ---------   --------   -------    -------    --------   ---------
Net underwriting income (loss)...........  $ (35,321)  $ (4,238)  $   293    $  (914)   $  1,135   $ (39,045)
                                           =========   ========   =======    =======    ========   =========

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------   --------
                                                  U.S. DOLLARS IN THOUSANDS
REVENUE EARNED:
Bermuda.......................................  $ 68,569   $ 75,666   $ 43,839
Ireland.......................................   166,422    173,860     59,281
Germany.......................................    12,678     12,097      8,812
Other.........................................     1,363        966      3,895
                                                --------   --------   --------
Total revenues................................  $249,032   $262,589   $115,827
                                                ========   ========   ========

17. SIGNIFICANT CLIENTS

    For the year ended December 31, 2000, no client contributed more than 10% of total revenue. For the year ended December 31, 1999, one significant client relationship contributed $64.1 million to total revenue. For the year ended December 31,1998, one significant client contributed $25.1 million to total revenue.

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

18. STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

    Under Bermuda law, the Company is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities, issued share capital (common share capital) and share premium (additional paid-in capital) accounts.

    Under the Bermuda Insurance Act, 1978, amendments thereto and Related Regulations, ES Bermuda is required to maintain certain measures of solvency and liquidity. For the years ended December 31, 2000 and 1999, these requirements have been met. The statutory capital and surplus of ES Bermuda was $76.6 million and $131.0 million and the minimum required statutory capital and surplus was $8.5 million and $13.2 million as of December 31, 2000 and 1999, respectively. The minimum required level of liquid assets was $80.1 million and $81.4 million with actual liquid assets of $143.7 million and $138.5 million as of December 31, 2000 and 1999, respectively.

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

19. UNAUDITED QUARTERLY FINANCIAL DATA

                                                         FIRST      SECOND     THIRD      FOURTH
2000 OPERATING DATA                                     QUARTER    QUARTER    QUARTER    QUARTER
-------------------                                     --------   --------   --------   --------
                                                                U.S. DOLLARS IN THOUSANDS
                                                                  EXCEPT PER SHARE DATA
Net Premiums written..................................  $104,479   $44,675    $ 16,010   $ 46,722
Net Premiums earned...................................    57,811    76,446      39,756     62,607
Management fee revenue................................       362       594         224        667
Net investment income.................................     2,926     3,165       3,600      3,233
Losses and loss expenses..............................    45,229    54,689      44,477     42,846
Acquisition costs.....................................    14,679    23,444      18,264     22,179
Underwriting profit (loss)............................    (2,097)   (1,687)    (22,985)    (2,417)
Income (loss) from continuing operations..............    (7,306)   (6,313)    (35,048)    (7,951)
Income (loss) from discontinued operations............    (2,920)   (3,008)        750         --
Net income (loss).....................................   (10,226)   (9,321)    (34,298)    (7,951)
Earnings per common share:
  Basic/Diluted net income (loss) from continuing
    operations per share..............................  $  (0.63)  $ (0.53)   $  (2.97)  $  (0.67)
  Basic/Diluted net income (loss).....................     (0.88)    (0.79)      (2.90)     (0.67)
  Weighted average shares outstanding (000's):
    Basic.............................................    11,576    11,837      11,817     11,822
    Diluted...........................................    11,576    11,837      11,817     11,822

                                                         FIRST      SECOND     THIRD      FOURTH
1999 OPERATING DATA                                     QUARTER    QUARTER    QUARTER    QUARTER
-------------------                                     --------   --------   --------   --------
                                                                U.S. DOLLARS IN THOUSANDS
                                                                  EXCEPT PER SHARE DATA
Net Premiums written..................................  $143,566   $40,304    $ 59,748   $ 69,592
Net Premiums earned...................................    58,124    67,522      67,455     56,024
Management fee revenue................................       817       874        (252)       689
Net investment income.................................     3,300     3,705       3,478      3,032
Losses and loss expenses..............................    34,751    48,909      56,637     58,734
Acquisition costs.....................................    18,810    14,108      19,761     13,617
Underwriting profit (loss)............................     4,563     4,505      (8,943)   (16,327)
Income (loss) from continuing operations..............     3,991     3,206     (14,160)   (22,259)
Income (loss) from discontinued operations............        --       266      (9,000)    (4,038)
Net income (loss).....................................     3,991     3,472     (23,160)   (26,297)
Earnings per common share:
  Basic/Diluted net income (loss) from continuing
    operations........................................  $   0.29   $  0.23    $  (1.03)  $  (1.72)
  Basic/Diluted net income (loss).....................      0.29      0.25       (1.68)     (2.04)
  Weighted average shares outstanding (000's):
    Basic.............................................    13,924    13,923      13,792     12,907
    Diluted...........................................    13,934    13,924      13,792     12,907

                                 ESG RE LIMITED

            FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

                                                           FIRST      SECOND     THIRD      FOURTH
1998 OPERATING DATA                                       QUARTER    QUARTER    QUARTER    QUARTER
-------------------                                       --------   --------   --------   --------
                                                                  U.S. DOLLARS IN THOUSANDS
                                                                    EXCEPT PER SHARE DATA
Net Premiums written....................................  $84,156    $19,526    $53,915    $37,981
Net Premiums earned.....................................   23,219     18,090     26,134     31,398
Management fee revenue..................................      970        229        181        514
Net investment income...................................    3,020      3,211      3,359      3,340
Losses and loss expenses................................   15,642     11,340     15,940     18,442
Acquisition costs.......................................    5,270      4,434      7,324      9,686
Underwriting profit.....................................    2,307      2,316      2,870      3,270
Net income..............................................    3,251      3,247      3,994      4,030
Earnings per common share:
  Basic net income per share............................  $  0.23    $  0.23    $  0.29    $  0.29
  Diluted net income per share..........................     0.23       0.23       0.29       0.29
  Weighted average shares outstanding (000's):
    Basic...............................................   13,924     13,924     13,924     13,924
    Diluted.............................................   14,374     14,231     13,925     13,926

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS

    The table below sets forth the names, ages and titles of the persons who are executive officers of the Company and/or its principal operating subsidiaries as of March 15, 2001.

NAME                                  AGE                   POSITION
----                                --------   ----------------------------------
John C Head III...................     52      Chairman and Chief Executive
                                               Officer
Steven H Debrovner................     63      Director
Alasdair P Davis..................     48      Chief Operating Officer
Mark E Oleksik....................     48      Senior Financial Officer and
                                               Controller
Margaret L Webster................     50      Chief Administrative Officer and
                                               Corporate Secretary

    John C Head III has served as Chairman of the Board since the inception of the Company and is a member of the Compensation Committee. He was appointed Chief Executive Officer of the Company in September 1999 and will retire as CEO at the 2001 Annual General Meeting. Mr. Head has been a Managing Member of
Head & Company L.L.C., an investment banking firm specializing in the insurance industry, since 1987. Mr. Head is also a director of FFTW, Inc. and other private companies.

    Steven H. Debrovner has served as a director of the Company since February 1998. He served as the Chief Operating Officer from the inception of the Company until November 1998, Chief Executive--Reinsurance from
November 1998 until December 2000 and is currently serving as a Director.
Mr. Debrovner co-founded ESG Germany in 1993.

    Alasdair P. Davis was appointed to the Board on February 1, 2001. He will be elected Chief Executive Officer effective May 8, 2001. He joined the Company as Chief Underwriting Officer in January 2000 and was elected Chief Operating Officer in November 2000. Mr. Davis was an underwriter with LDG Worldwide from 1996 until 2000.

    Mark E. Oleksik joined ESG Re Limited in November, 2000 and currently serves as Senior Financial Officer and Controller. He is responsible for the financial affairs of the company. Prior to joining ESG, he served as Director of Group Services for Uniprise, a subsidiary of United Health Group, from November, 1998 to November, 2000. From March, 1995 to October, 1997 he was Senior VP and Regional Director for Alexsis Inc., a third party administrator and subsidiary of CNA Financial Corporation. From July, 1972 to March, 1995 he served in various capacities with Alexander & Alexander Services Inc., an international insurance broking and consulting firm, including Finance Director for its retail broking operations and corporate controller and chief accounting officer for its worldwide operations.

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

    On May 15, 2000, Joan Dillard left the Company to pursue an opportunity with a US based company. Ms Dillard had served as Chief Financial Officer of the Company since March 1998. Najib Nathoo assumed the role of Senior Financial Officer upon Ms Dillard's departure and filled that role until December 31, 2000. Mr Nathoo returned to NLN Associates, a privately held consultancy concern with which he had been previously associated. Mr Oleksik took over the role of Senior Financial Officer on January 1, 2001.

    The information with respect to directors of the Company is contained under the captions "Election of Directors" in the Proxy Statement and is incorporated herein by reference in response to this item.

    The information required in this item with respect to Section 16(a) compliance disclosure is incorporated by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

    The Board of Directors made grants to 25 employees of the Company on March 14, 2000, totaling 616,400 shares. The shares will vest as follows, assuming the employee remains in the employ of the Company until the vest date:
25% on September 14, 2000; 25% on September 14, 2001; 25% on September 14, 2002; and 25% on September 14, 2003. Mr. Head was awarded 350,000 shares pursuant to the terms of his employment agreement. Mr. Debrovner was awarded 41,200 shares. Ms. Webster was awarded 25,000 shares. Mr Davis was awarded 12,000 shares.

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

10.3*     Employment Agreement between ESG Re Limited and Steven H.
          Debrovner, dated as of December 1, 1997

10.4****  Employment Agreement between ESG Re Limited and John C
          Head III, dated as of September 1, 1999

10.5****  Employment Agreement between ESG Re Limited and Joan H.
          Dillard, dated as of March 23, 1998

10.6****  Employment Agreement between ESG Re Limited and Margaret L.
          Webster, dated as of March 1, 1999

10.7*     Employment Agreement between European Specialty (North
          America) Limited and Renate M. Nellich, dated as of
          December 1, 1997

10.8*     Investment Advisory Agreement between ESG Re Limited and
          Head Asset Management L.L.C., dated as of December 1, 1997

10.9*     Investment Advisory Agreement between European Specialty
          Ruckversicherung AG and Head Asset Management L.L.C., dated as of December 1, 1997

10.10* Form of Registration Rights Agreement between ESG Re Limited and the Direct Purchasers named therein

10.11**   Form of Non-Management Directors' Compensation and Option
          Plan, approved on December 3, 1997 between ESG Re Limited and non-employee director optionees

10.12** Form of 1997 Stock Option Plan, approved on December 3, 1997 between ESG Re Limited and certain optionees

10.13***  Form of 2000 Restricted Stock Plan, approved on
          February 25, 2000 between ESG Re Limited and certain recipients

10.14     Employment Agreement between ESG Re Limited and Alasdair
          Davis, dated as of January 17, 2000.

10.15     Employment Agreement between ESG Re Limited and John C
          Head III dated as of January 1, 2001.

21*       Subsidiaries of the Registrant

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

**** Incorporated by reference to Exhibit 10.4, 10.5 and 10.6, respectively, of the Company's Form 10-K/A for the year ended December 31, 1999, filed with the Securities and Exchange Commission on April 19, 2000.

(b) Reports on Form 8-K. The Company filed reports on Form 8-K on January 4, 2000, March 14, 2000, April 18, 2000, September 7, 2000, December 18, 2000
    and December 27, 2000. There were no other reports on Form 8-K filed during the period from January 1, 2000, to December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto authorized on April 2, 2001.

                                                       ESG RE LIMITED

                                                       By:              /s/ MARK E OLEKSIK
                                                            -----------------------------------------
                                                                       Name: Mark E Oleksik
                                                               Title: SENIOR FINANCIAL OFFICER AND
                                                                            CONTROLLER

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ JOHN C HEAD III
     -------------------------------------------       Chairman of the Board, Chief      April 2, 2001
                   John C Head III                       Executive Officer and Director

                /s/ ALASDAIR P DAVIS
     -------------------------------------------       Chief Operating Officer and       April 2, 2001
                  Alasdair P Davis                       Director

               /s/ STEVEN H DEBROVNER
     -------------------------------------------       Director                          April 2, 2001
                 Steven H Debrovner

                 /s/ MARK E OLEKSIK
     -------------------------------------------       Senior Financial Officer and      April 2, 2001
                   Mark E Oleksik                        Controller

                  /s/ ISAO KUZUHARA
     -------------------------------------------       Director                          April 2, 2001
                    Isao Kuzuhara

                 /s/ DAVID L NEWKIRK
     -------------------------------------------       Director                          April 2, 2001
                   David L Newkirk

                  /s/ DAVID C WINN
     -------------------------------------------       Director                          April 2, 2001
                    David C Winn

                                 ESG RE LIMITED
                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of ESG Re Limited

    We have audited the accompanying consolidated balance sheets of ESG Re Limited and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE

Chartered Accountants
Dublin, Ireland
April 2, 2001