Form 10-Q
period 2001-03-31
ESG RE LTD
filed 2001-05-15
CIK 1049624

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2001
                        Commission file number 000-23481
                                -----------------

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

                                -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No {_}

The number of the Registrant's common shares (par value $1.00 per share) outstanding as of May 08, 2001, was 11,787,725.



================================================================================

                                 ESG RE LIMITED
          1.1 INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                      PAGE
Condensed Consolidated Balance Sheets as of  March 31, 2001 (unaudited) and December 31,               1
     2000
Condensed Consolidated Statements of Operations for the three months ended March 31,
     2001 and 2000 (unaudited)                                                                         2
Condensed Consolidated Statements of Cash Flows for the three months ended  March 31,
     2001 and 2000 (unaudited)                                                                         3
Condensed Consolidated Statements of Comprehensive Income for the three months ended
     March 31, 2001 and 2000 (unaudited)                                                               4
Notes to the Condensed Consolidated Financial Statements (unaudited)                                   5
Independent Accountants' Review Report                                                                 9

                         PART I - FINANCIAL INFORMATION
               ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                 ESG RE LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (U.S. dollars in thousands except share and per share data)


                                                                                    March 31,        December 31,
                                                                                       2001              2000
                                                                             -------------------------------------
                                                                                   (Unaudited)

ASSETS
     Investments - available for sale, at fair value
        (cost: $163,409 and $166,513)                                                 $ 168,872         $ 168,478
     Cash and cash equivalents                                                           22,788            26,032
     Other investments                                                                   17,973            17,736
                                                                             -------------------------------------
         Total investments and cash                                                     209,633           212,246

     Accrued investment income                                                            2,739             3,240
     Management fees receivable                                                             379               713
     Reinsurance balances receivable                                                    226,591           241,587
     Reinsurance recoverable on incurred losses                                          15,855            15,633
     Funds retained by ceding companies                                                  19,436            18,432
     Prepaid reinsurance premiums                                                         3,974             5,432
     Deferred acquisition costs                                                          46,324            46,611
     Other assets                                                                         6,149             6,281
     Cash and cash equivalents held in a fiduciary capacity                               4,780             4,619
                                                                             -------------------------------------

TOTAL ASSETS                                                                          $ 535,860         $ 554,794
                                                                             =====================================

LIABILITIES
     Unpaid losses and loss expenses                                                   $175,754          $179,614
     Unearned premiums                                                                  141,825           148,124
     Acquisition costs payable                                                           58,575            64,604
     Reinsurance balances payable                                                        28,053            30,511
     Accrued expenses,  accounts payable, and other liabilities ($85 and $85
     due to related parties)                                                             13,359            13,756
     Fiduciary liabilities                                                                4,780             4,619
                                                                             -------------------------------------
         Total liabilities                                                              422,346           441,228
                                                                             -------------------------------------


SHAREHOLDERS' EQUITY
     Preference shares, 50,000,000 shares authorized; no shares issued and
         outstanding for 2001 and 2000                                                       --                --
     Class B common shares, 100,000,000 shares authorized; no  shares
         issued and outstanding for 2001 and 2000                                            --                --
     Common shares, par value $1 per share; 100,000,000 shares authorized;
         11,787,725 shares issued and outstanding for 2001 and 11,777,086
         shares issued and outstanding for 2000                                          11,788            11,777
     Additional paid-in capital                                                         207,717           207,646
     Accumulated other comprehensive income:
         Foreign currency translation adjustments, net of tax                            (5,021)           (5,331)
         Unrealized gains on securities,  net of reclassification
              adjustments and tax                                                         5,463             1,965
                                                                             -------------------------------------
     Accumulated other comprehensive income                                                 442            (3,366)
                                                                             -------------------------------------
     Retained (deficit)                                                                (106,433)         (102,491)
                                                                             -------------------------------------
         Total shareholders' equity                                                     113,514           113,566
                                                                             -------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 535,860         $ 554,794
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

                                 ESG RE LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (U.S. dollars in thousands except share and per share data)
                                   (Unaudited)


                                                                                  Three Months Ended
                                                                          ------------------------------------
                                                                             March 31, 2001    March 31, 2000
                                                                          ------------------------------------
REVENUES
     Net premiums written                                                           $37,193          $104,479
     Change in unearned premiums                                                      3,116           (46,668)
                                                                          ------------------------------------

     Net premiums earned                                                             40,309            57,811
     Management fee revenue                                                             230               362
     Net investment income                                                            3,408             2,926
     Gain (loss) on equity investments                                                  (27)              334
     Net realized investment gains (losses)                                             748            (1,415)
                                                                          ------------------------------------
                                                                                     44,668            60,018
                                                                          ------------------------------------
EXPENSES
     Losses and loss expenses                                                        29,985            45,229
     Acquisition costs                                                               11,934            14,679
     Administrative expenses                                                          6,692             7,416
                                                                          ------------------------------------
                                                                                     48,611            67,324
                                                                          ------------------------------------
NET (LOSS) INCOME FROM CONTINUING
OPERATIONS BEFORE TAXES                                                              (3,943)           (7,306)
     Income tax expense                                                                   -                 -
                                                                          ------------------------------------
NET (LOSS) INCOME FROM CONTINUING
OPERATIONS                                                                           (3,943)           (7,306)
       Net loss from discontinued operations  (Note 4)                                    -            (2,920)
                                                                          ------------------------------------
NET (LOSS) INCOME                                                                  $ (3,943)       $  (10,226)
                                                                          ====================================

  PER SHARE DATA
     Basic net loss per share from continuing operations                           $  (0.33)         $  (0.63)

     Diluted net loss per share from continuing operations                         $  (0.33)         $  (0.63)
                                                                          ====================================

     Basic net loss per share                                                      $  (0.33)         $  (0.88)

     Diluted net loss per share                                                    $  (0.33)         $  (0.88)
                                                                          ====================================
     Weighted average shares outstanding
        Basic                                                                    11,782,500        11,575,898
        Diluted                                                                  11,782,500        11,575,898
                                                                          ====================================


     Dividends declared per share                                                    $  ---           $  0.08
                                                                          ====================================


         The accompanying notes are an integral part of the consolidated financial statements.

                                 ESG RE LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. dollars in thousands)
                                   (Unaudited)


                                                                                  Three Months Ended
                                                                         -------------------------------------

                                                                            March 31, 2001    March 31, 2000
                                                                         -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net cash provided by (used in) operating activities                               $ (6,476)           $ 2,084
                                                                         -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Cost of fixed maturity investments acquired - available
         for sale                                                                  (115,573)          (50,086)
     Proceeds  from sale of fixed  maturity  investments -
         available for sale                                                         119,141            53,821
     Funding of strategic investments                                                    --            (4,340)
     Purchases of fixed assets                                                         (278)             (450)
     Purchases of intangible assets                                                      --              (690)
                                                                         -------------------------------------
Net cash provided by (used in) investing activities                                   3,290            (1,745)
                                                                         -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Dividends paid                                                                      --            (1,009)
     Repurchase of common shares                                                        (58)           (1,940)
                                                                         -------------------------------------
Net cash used in financing activities                                                   (58)           (2,949)
                                                                         -------------------------------------

Net decrease in cash                                                                 (3,244)           (2,610)
Cash and cash equivalents at January 1                                               26,032            28,278
                                                                         -------------------------------------

Cash and cash equivalents at March 31                                              $ 22,788          $ 25,668
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

                                 ESG RE LIMITED
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (U.S. dollars in thousands)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                             MARCH 31, 2001    MARCH 31, 2000
                                                                         -------------------------------------
Net (loss) income                                                                 $ (3,943)        $ (10,226)
                                                                         -------------------------------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                              310              546
  Unrealized losses on securities:
    Unrealized holding (losses)/gains arising during
          the period                                                                  3,498           (1,890)
    Less reclassification adjustment for losses included in net income                   --            1,415
                                                                         -------------------------------------
Other comprehensive income                                                            3,808               71

Comprehensive (loss) income                                                        $   (135)       $ (10,155)
                                                                         =====================================


         The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ESG Re Limited (together with its subsidiaries, the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") except pursuant to the rules and regulations of the Securities and Exchange Commission which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair presentation of financial position, results of operations and comprehensive income as of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Company's 2000 Annual Report on Form 10-K.

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

    (D) DEFERRED ACQUISITION COSTS
Cost relating to the production of new business (primarily commissions and certain costs of marketing) are deferred and included in the deferred acquisition cost asset to the extent that such costs are recoverable from future related policy revenues. The deferred acquisition costs are being amortized over the periods in which the related premiums are earned. Such deferred costs are reviewed to determine if they are recoverable from future income, including investment income and, if not considered recoverable, are charged to expense.

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

    (F) FOREIGN CURRENCY TRANSLATION The functional and reporting currency of the Company is U.S. dollars. Foreign currency receivables or payables that are denominated in a currency other than U.S. dollars are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. The resulting exchange gains or losses are included in the results of operations. Exchange gains and losses related to the translation of investments available for sale are included in the net unrealized appreciation (depreciation) of investments, net of deferred income taxes, as a separate component of "accumulated other comprehensive income". Assets and liabilities related to foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using weighted average exchange rates for the period. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from income and included as a separate component of "accumulated other comprehensive income."

    (G) USE OF ESTIMATES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period as well as the disclosure of such amounts. Actual results, particularly for premiums written, premiums earned and loss reserves could materially differ from those estimates and assumptions.

    (H) FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of the Company's investments approximates their fair value and is based on quoted market prices. Due to the uncertainty with respect to both the timing and amount of the proceeds to be realized from the Company's other investments, it is not practicable to determine the fair value of these other investments. The carrying value of other financial instruments, including cash and cash equivalents, accrued investment income, and other receivables and payables approximate their estimated fair value due to the short term nature of the balances.


3.  COMMITMENTS AND CONTINGENCIES

    (A)  EMPLOYMENT CONTRACTS

The Company had entered into employment contracts with several employees for original terms of one to five years which have total minimum commitments of $2.8 million excluding any performance bonuses that are determined by the Board of Directors of the Company as at March 31, 2001. The contracts include various non-compete clauses following termination of employment.



    (B)  LEASE COMMITMENTS
The Company and its subsidiaries have various obligations under operating leases. The future minimum commitments under operating leases and employment contracts are as follows:

                                          Employment         Lease
U.S. dollars in thousands                 Commitments     Commitments         Total
-----------------------------------------------------------------------------------------
Years Ending December 31,
     2001                                         1,835              987           2,822
     2002                                           897              845           1,742
     2003                                           117              755             872
     2004                                            --              558             558
     2005                                            --              353             353
     Over five years                                 --              654             654
                                        -------------------------------------------------

Total                                           $ 2,849          $ 4,152         $ 7,001
                                        =================================================


    (C)  LETTERS OF CREDIT
As of March 31, 2001, Secured Letters of Credit and Trust Accounts in the aggregate amount of $102.2 million have been issued in favor of ceding companies with $58.0 million related to Letters of Credit issued and $44.2 million related to Trust Accounts in force. The Letters of Credit and Trust Accounts are secured by a lien on the Company's fixed maturities investment portfolio, equal to 110% of the amount of the outstanding Letters of Credit, and 102% of the amount of the outstanding Trust Accounts. As of December 31, 2000, Secured Letters of Credit and Trust Accounts in the amount of $95.8 million were issued in favor of ceding companies.

    (D)  PENSION OBLIGATIONS
Certain subsidiaries of the Company are obligated to make contributions to defined contribution pension plans for employees. As of March 31, 2001, there were outstanding liabilities for pension contributions of $448 thousand.

    (E) CONTINGENCIES
ESG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. ESG does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity.

In February 2000, Odyssey Re instituted an action in England against a broker, Stirling Cooke Brown, alleging fraud and conspiracy on the reinsurance placement of 1997 and 1998 Personal Accident and Workers Compensation "carve out" business with Odyssey Re. These proceedings mirror earlier proceedings commenced in New York which were dismissed on jurisdictional grounds. During 1998, ESG accepted a 25% quota share reinsurance treaty with Odyssey Re (UK) retroactive to January 1, 1998. This treaty covers various insurance companies involved in the litigation Odyssey Re instituted in New York over 1997 and 1998 business. This treaty terminated as of December 31, 1998 but ESG renewed its participation for 1999 directly to one of those ceding companies. In December 1999, the Company gave notice to rescind its contract with Odyssey Re (UK) for misrepresentation and failure to disclose material facts. On November 29, 2000 the Company filed suit in the High Court to seek judicial confirmation of its rescission. On February 5, 2001, Odyssey Re filed a response. On March 21, 2001, the Company filed a motion for summary judgment. The company has also given notice to rescind the 1999 account. At this time, the Company is unable to determine the amount of its exposure and the possible effect upon the Company's business, financial condition or results of operation from these two contracts.

4.  DISCONTINUED OPERATIONS

On August 10, 2000, the Board of Directors approved a plan for the divestiture of its Health Care Division. Implementation of that plan resulted in the divestiture of 4Sigma (formerly VVB Bermuda Limited) effective June 30, 2000, to affiliates of the Chairman and senior management of the Health Care Division. The investors in 4Sigma include the Company, affiliates of the Chairman of the Company ("Chairman"), Dr. Gerald Moeller, previously a member of the board of ESG Re Limited and Chief Executive-Healthcare Division and former management of the Health Care Division. Terms comparable to those offered to the affiliates of the Chairman were offered to non-related parties. The Company owns 8,000,000 convertible preference shares in 4Sigma. The book value of $8.0 million for the Company's equity position is included in other investments.

The operations of 4Sigma have entered into a strategic partnership with Bertelsmann/Springer for the marketing of its services to German health insurers. Currently, sales proposals have been made to three of the largest insurers with decisions due in the second quarter. The expectation is that the group will be successful on at least one of the proposals. In the event none of the proposals are accepted, then the group will be in a position to revisit its business model and the Company would revalue its investment in 4Sigma. Shareholders, including the Company, may be required to further fund 4Sigma's operating cash requirements until decisions on the sales proposals have been received.

For the three months of March 31, 2000, the Healthcare Division reported revenue of $8 thousand and a net loss of $2,915 thousand, or $0.25 per share.

Additionally on August 10, 2000 the Board of Directors approved a plan to liquidate its majority-owned subsidiary in Indonesia. This operation reported a net loss of $5 thousand on revenues of $0.3 million in the first quarter of 2000.

5.  RELATED PARTIES

Included in net investment income for the three months ended March 31, 2001, were related party investment expenses of $41 thousand.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of ESG Re Limited

We have reviewed the accompanying condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of ESG Re Limited and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated April 2, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche
Chartered Accountants
Dublin, Ireland
May 15, 2001

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AS OF MARCH 31, 2001 AND THE RESULTS OF OPERATIONS OF ESG RE LIMITED AND SUBSIDIARIES (THE "COMPANY" OR "ESG") FOR THE THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE ATTACHED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000 AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND NOTES THERETO HAVE BEEN REVIEWED BY INDEPENDENT ACCOUNTANTS IN ACCORDANCE WITH STANDARDS ESTABLISHED BY THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS.

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


GENERAL

Effective with the divestiture of the health care business in June, 2000, the Company now considers its reinsurance activities to constitute a single operating segment on the basis that such activities are monitored and evaluated primarily on a company-wide basis. The major lines of business of the Company's reinsurance operations include medical expense, personal accident and disability, credit, life and other special risk reinsurance. The results from the Health Care division are reported in prior periods as discontinued operations.



RESULTS OF OPERATIONS

For the three months ended March 31, 2001, the Company posted a net loss of $3.9 million, compared to a net loss of $10.2 million for the first quarter of 2000. The net loss per share for the three months ended March 31, 2001 was $0.33 compared to a net loss per share of $0.88 for the first quarter of 2000. Included in last year's first quarter results was a loss from discontinued operations of $2.9 million or $0.25 per share representing the results from the divested non-core health care operations.

For the three months ended March 31, 2001, gross premiums written declined in line with the Company's strategy on select underwriting. For the three months ended March 31, 2001, the Company wrote $43.2 million of gross written premiums, compared to $111.8 million for the three months ended March 31, 2000.

Total revenues for the three months ended March 31, 2001 were $44.7 million, consisting of net premiums earned of $40.3 million, net investment income of $3.4 million, realized investment gains of $0.7 million, loss on equity investments of less than $0.1 million and management fee revenue of $0.2 million. Total revenues for the three months ended March 31, 2000 were $60.0 million, consisting of net premiums earned of $57.8 million, net investment income of $2.9 million, realized investment loses of $1.4 million, gain from equity investments of $0.3 million and management fee revenue of $0.4 million.

For the three months ended March 31, 2001, ESG's expenses totaled $48.6 million, consisting of $30.0 million of losses and loss expenses, $11.9 million of acquisition costs, and $6.7 million of operating expenses. Total expenses for the three months ended March 31, 2000 were $67.3 million, consisting of $45.2 million of losses and loss expenses, $14.7 million of acquisition costs, and $7.4 million of other operating expenses.

NET UNDERWRITING INCOME

Gross premiums written decreased by $68.6 million, or 61%, for the three months ended March 31, 2001, compared to the corresponding prior year period. The reduction is a reflection of the Company's stated objective to reduce writings, concentrating on those key markets that offer the best profit opportunities.

An underwriting profit (before operating costs) of $1.3 million was posted in the quarter ended March 31, 2001 in respect of the 2001 underwriting year reflecting primarily the growth in the partnership enterprise division of the business. Over 85% of the premium earned in the first quarter came from business written during the 1999 and 2000 underwriting years, prior to the Company's implementation of stricter, centralized underwriting controls. This business contributed an underwriting loss of $2.9 million before operating expenses in the quarter, of which $2.2 million is represented by the cost to exit certain unprofitable books that automatically would have renewed. Rate increases being effected on year 2001 written premium had little impact on first quarter results but are expected to contribute significantly more in ensuing quarters as that premium is earned.


Underwriting results for the three months ended March 31, 2001 and 2000, by line of business and in total were as follows:

Three months ended March 31, 2001                     Personal
U.S. dollars in thousands                  Medical    Accident     Credit      Life        Other       Total
----------------------------------------------------------------------------------------------------------------
Gross premiums written                      $ 15,977    $ 13,342   $ 14,843   $  (1,177)      $ 240    $ 43,225
                                         =======================================================================
Net premiums written                          13,170      10,038     14,978      (1,123)        130      37,193
                                         =======================================================================
Net premiums earned                           13,251      26,145        (25)        687         251      40,309
Losses and loss expenses                     (11,218)    (19,761)        83         331         580     (29,985)
Acquisition costs                             (3,508)     (8,240)        89        (442)        167     (11,934)
Operating costs                               (2,167)     (4,276)         4        (112)        (41)     (6,592)
                                         -----------------------------------------------------------------------
Net underwriting income (loss)              $ (3,642)  $  (6,171)     $ 151       $ 464       $ 957   $  (8,262)
                                         =======================================================================

Three months ended March 31, 2000                     Personal
U.S. dollars in thousands                  Medical    Accident     Credit      Life        Other       Total
----------------------------------------------------------------------------------------------------------------
Gross premiums written                      $ 70,379    $ 31,350    $ 3,808     $ 3,275      $2,956   $ 111,768
                                         =======================================================================
Net premiums written                          65,676      29,387      3,653       2,999       2,764     104,479
                                         =======================================================================
Net premiums earned                           38,692      14,003      1,981       2,054       1,081      57,811
Losses and loss expenses                     (31,423)    (11,264)      (257)     (1,003)     (1,282)    (45,229)
Acquisition costs                             (9,367)     (3,084)    (1,230)       (587)       (411)    (14,679)
Operating costs                               (4,357)     (1,664)      (236)       (244)       (128)     (6,629)
                                         -----------------------------------------------------------------------
Net underwriting income (loss)             $  (6,455)  $  (2,009)     $ 258       $ 220     $  (740)  $  (8,726)
                                         =======================================================================

For the quarter ended March 31, 2001, as mentioned previously, overall Gross Written Premiums declined from prior year levels. Both Medical and Personal Accident premium writings have been reduced in-line with the Company's stated objective to only write business that clearly meets its underwriting criteria. In addition, the Company rescinded one Medical treaty underwritten in 1999, which resulted in a reduction in Gross Written and Net Earned Premium of $9.5million in the quarter.

The significant increase in Credit business is a function of the writing of approximately $12.0 million of Bancassurance premium in the Partnership Enterprise division in the quarter. This premium will be earned over the next three to four years.

OPERATING RATIOS

The operating ratios for the three months ended March 31, 2001 and 2000, by line of business and in total were as follows:

                                                         Personal
Three months ended March 31, 2001            Medical     Accident      Credit       Life       Other      Total
------------------------------------------ ------------ ------------ ----------- ----------- ---------- -----------
Loss ratio                                     84.7%        75.6%        n/m%       (48.2)%      n/m%      74.4%
Acquisition expense ratio                      26.5%        31.5%        n/m%        64.3%       n/m%      29.6%
------------------------------------------ ------------ ------------ ----------- ----------- ---------- -----------
Loss and acquisition expense
     ratio                                    111.2%       107.1%        n/m%         n/m%       n/m%     104.0%
------------------------------------------ ------------ ------------ ----------- ----------- ---------- -----------
Operating expense ratio                                                                                    16.4%
                                                                                                        -----------
Combined ratio                                                                                            120.4%
                                                                                                        ===========

                                                         Personal
Three months ended March 31, 2000            Medical     Accident     Credit       Life        Other      Total
------------------------------------------ ------------ ----------- ----------- ------------ ---------- -----------
Loss ratio                                      81.2%       80.4%       13.0%        48.8%     118.6%       78.2%
Acquisition expense ratio                       24.2%       22.0%       62.1%        28.6%      38.0%       25.4%
------------------------------------------ ------------ ----------- ----------- ------------ ---------- -----------
Loss and acquisition expense
     ratio                                     105.4%      102.4%       75.1%        77.4%     156.6%      103.6%
------------------------------------------ ------------ ----------- ----------- ------------ ---------- -----------
Operating expense ratio                                                                                     11.5%
                                                                                                        -----------
Combined ratio                                                                                             115.1 %
                                                                                                        ===========

The increase in combined ratio in the first quarter 2001 was a function of operating costs being reflected as a percentage of a declining premium.

GEOGRAPHICAL DISTRIBUTION

The distribution of gross written premiums for the three months ended March 31, 2001 and 2000 and for the year ended December 31, 2000, was as follows:

                                            Three months ended       Three months ended                Year ended
                                                March 31, 2001           March 31, 2000         December 31, 2000
------------------------------------- ------------------------- ------------------------ -------------------------
Western Europe                                          13.4%                   20.9%                    18.4%
North America                                           63.3%                   46.3%                    53.8%
Latin America                                            3.5%                   29.5%                    15.7%
Asia                                                    10.1%                    0.7%                     5.6%
Other                                                    9.7%                    2.6%                     6.5%
------------------------------------- ------------------------- ------------------------ -------------------------
Total                                                  100.0%                  100.0%                   100.0%
------------------------------------- ------------------------- ------------------------ -------------------------

The increase in Asia is a reflection of the growing nature of the Company's direct marketing business. The decrease in Latin America is primarily timing, as the Company continues to focus its attention in this key market.

PRODUCT MIX

The distribution of gross premiums written by line of business for the three months ended March 31, 2001 and 2000, and for the year ended December 31, 2000 was as follows:

                                          Three months ended       Three months ended           Year ended
                                            March 31, 2001           March 31, 2000         December 31, 2000
-------------------------------------- ------------------------ ------------------------- -----------------------
Medical                                                 50.9%                    63.0%                  71.0%

Personal Accident                                       11.8%                    28.0%                  22.0%
Credit                                                  40.3%                     3.4%                   1.4%
Life                                                    (3.0)%                    2.9%                   3.7%
Other                                                     --%                     2.7%                   1.9%
-------------------------------------- ------------------------ ------------------------- -----------------------
Total                                                  100.0%                   100.0%                 100.0%
-------------------------------------- ------------------------ ------------------------- -----------------------


MANAGEMENT FEE REVENUE

Management fee revenue for the quarter was $230 thousand, a reduction of $132 thousand from the corresponding prior period due to the Company retaining more business for its own account.


OPERATING EXPENSES

Total operating expenses for the three months ended March 31, 2001 were $6.7 million, compared to $7.4 million for the three months ended March 31, 2000 and $7.4 million for the three months ended December 31, 2000. Administrative expenses in the quarter compare favourably with that reported in the fourth quarter last year. The reduction in the "run rate" is more a function of one-off items in the fourth quarter last year not repeating, as savings being generated from the actions taken in that quarter are being re-invested in the Partnership Enterprise division.


EXPOSURE MANAGEMENT

The Company manages its underwriting risk exposures primarily through an excess of loss reinsurance program. This program generally provides limits up to a maximum of $30 million per occurrence, with a minimum attachment point generally of $250 thousand.

INVESTMENT RESULTS

For the three months ended March 31, 2001, net investment income totaled $3.4 million and net realized investment gains totaled $0.7 million. For the three months ended March 31, 2000, net investment income totaled $2.9 million and net realized investment losses totaled $1.4 million.

First quarter investment income results were favourably impacted by the upward movement of bond prices with $0.7 million of investment gains realized.


The investment results for the three months ended March 31, 2001 and 2000 were as follows:


                                                                 Net          Annualized      Net Realized
March 31, 2001                                 Average       Investment        Effective       Investment
U.S dollars in thousands                     Investments      Income(1)          Yield       Gains/(Losses)
------------------------------------------- -------------- ---------------- ---------------- ---------------
Investments - available for sale                $ 168,675          $ 3,065            7.3%           $ 748
Other investments                                  17,855               88            2.0%              --
Cash and cash equivalents                          24,030              255            4.2%              --
------------------------------------------- -------------- ---------------- ---------------- ---------------
Total                                            $210,560          $ 3,408            6.5%           $ 748
------------------------------------------- -------------- ---------------- ---------------- ---------------


                                                                 Net          Annualized     Net Realized
March 31, 2000                                 Average       Investment       Effective       Investment
U.S dollars in thousands                     Investments      Income(1)         Yield       Gains/(Losses)
------------------------------------------- -------------- ---------------- --------------- ----------------
Fixed maturity investments                      $ 177,926          $ 2,659           6.0%       $ (1,415)
Other investments                                  11,851              128           4.3%             --
Cash and cash equivalents                          26,973              139           2.1%             --
------------------------------------------- -------------- ---------------- --------------- ----------------
Total                                           $ 216,750          $ 2,926           5.4 %       $ (1,415)
------------------------------------------- -------------- ---------------- --------------- ----------------

(1)  Net investment income is net of investment-related expenses


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, total investments and cash were $209.6 million compared to $212.2 million at December 31, 2000. All fixed maturity securities in the Company's investment portfolio are classified as available for sale and are carried at fair value. The fixed maturity investment portfolio as of March 31, 2001, and December 31, 2000, were as follows:

                                                                                                Average
March 31, 2001                                       Fair          Duration        Market        Credit
U.S. dollars in thousands                            Value         (Years)           Yield       Rating
------------------------------------------------ -------------- --------------- ------------- -------------
Corporate securities                                   $78,334       3.6               6.7%         AA
U.S. treasury securities and obligations of
     U.S. government corporations and agencies          30,902       2.9               5.9%        AAA
Mortgage & Asset backed securities                      35,419       2.6               8.1%        AAA
Obligations of states and political
     subdivisions                                       18,360       2.8               6.8%        AAA
Foreign currency debt securities                         5,857       2.9               4.9%        AAA
------------------------------------------------ -------------- --------------- ------------- -------------
Total                                                $ 168,872       3.0               6.5%         AA
------------------------------------------------ -------------- --------------- ------------- -------------

                                                                                                 Average
December 31, 2000                                    Fair          Duration        Market        Credit
U.S. dollars in thousands                            Value         (Years)           Yield       Rating
------------------------------------------------ -------------- --------------- -------------- ------------
Corporate securities                                   $71,382       3.0               6.6%         AA
U.S. treasury securities and obligations of
     U.S. government corporations and agencies          38,127       2.4               6.1%        AAA
Mortgage & Asset backed securities                      33,771       3.0               8.1%        AAA
Obligations of states and political
     subdivisions                                       18,753       3.0               7.3%        AAA
Foreign currency debt securities                         6,445       1.6               4.5%        AAA
------------------------------------------------ -------------- --------------- ------------- -------------
Total                                                 $168,478       2.6               6.5%         AA
------------------------------------------------ -------------- --------------- ------------- -------------


The Company's investment policy objective is to maximize long-term investment returns while maintaining a liquid, high-quality portfolio. To this end, the investment policy requires that the portfolio have an average credit quality rating of AA, no more than 3% of the portfolio invested in the securities of a single issuer (other than issues of sovereign governments with a rating of AA or better), and a target duration of 2.75 years. The Company's investment portfolio as of March 31, 2001 and December 31, 2000 complies with the adopted investment policy and guidelines.

The Company expects that its financial and operational needs for the foreseeable future will be met by funds generated from operations and from liquidating a small percentage of its investment portfolio. The Company expects to remain highly capitalized after any near-term investment portfolio liquidation.

Shareholders' equity is largely unchanged from that reported in the Company's 10-K. As of March 31, 2001 it was $113.5 million compared to $113.6 million at December 31, 2000. Book value per common share was $9.63 per share, as compared to $9.64 per share at December 31, 2000.

CURRENT DEVELOPMENTS

On May 10, 2001 the Board of Directors of ESG Re Limited announced that Mr. Alasdair Davis has been elected Chief Executive Officer of the company. Mr. John C Head III, who was Chairman of the Board of Directors and Chief Executive Officer will remain as Chairman.

The employment agreement with John C Head III as Chief Executive Officer was terminated according to its terms on May 8, 2001. The agreement was filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. Mr Head will continue as Chairman of the Board at an annual salary of $250,000.

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

THE EURO
On January 1, 1999, a single currency, the "Euro" was adopted as the national currency of the 11 participating countries in the European Monetary Union, including Germany and Ireland, two of the countries in which the Company operates and in which the Company maintains a significant presence. ESG's German and Irish subsidiaries will not be required to use the Euro for accounting purposes prior to January 1, 2002. Currently, the Company expects that the impact of the conversion will have no material impact on the Company's operations, accounting systems or financial reporting.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual General Meeting of Shareholders was held pursuant to notice on May 7, 2001, at 9:00 a.m. local time, at Pedro Alvares Cabral Room, Four Seasons Hotel The Ritz, Rua Rodrigo da Foneca, 88, Lisbon 1093, Portugal. There were present at the meeting, in person or represented by proxy, the holders of 10,034,395 shares of the outstanding common stock of the Company, which represented approximately 85 % of the outstanding shares as at March 15, 2001, the date of record. The matters voted on at the meeting and the votes cast were as follows:

Proposal 1.  Election of Directors
John C Head III was re-elected as a Class 1 director to serve until the 2004 Annual General Meeting of Shareholders and Alasdair P. Davis was elected as a Class 2 director to serve until the 2002 Annual General Meeting of Shareholders.

                                           FOR                  ABSTAIN
         John C Head III                   7,437,667            2,596,728
         Alasdair P. Davis                 7,526,662            2,507,733

Proposal 2.  Ratification of the Appointment of Independent Auditors
The selection of Deloitte & Touche as independent auditors for the fiscal year ending December 31, 2001 was ratified with 8,801,595 shares voting in favor of such proposal and 3,500 shares abstaining from voting.

                           ITEM 5. OTHER TRANSACTIONS

Not applicable.

                     ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)      Exhibits

         Exhibit 11.1      Computation of Earnings Per Share

         Exhibit 15.1      Consent of Deloitte & Touche

(b)      Report on Form 8-K

The Company filed two reports on Form 8-K during the reporting period. The first report was filed on January 31, 2001, with regard to the appointment of Alasdair
P. Davis to the Board of Directors, effective February 1, 2001. The second report was filed on April 9, 2001 and included the Company's response to a letter sent by a shareholder and addressed to each member of the Board of Directors. As requested by the shareholder, the Company was making its response public through the filing of the 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 15, 2001
                                 ESG RE LIMITED

                                 By:  /s/ MARK E OLEKSIK
                                      ------------------------------------------
                                 Name: Mark E Oleksik
                                 Title: SENIOR FINANCIAL OFFICER AND CONTROLLER