Form 10-Q
period 2001-06-30
ESG RE LTD
filed 2001-08-14
CIK 1049624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
Commission file number 000-23481

ESG RE LIMITED
(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

16 Church Street
Hamilton HM11, Bermuda
(Address of executive offices, zip code)

Telephone (441) 295-2185
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of the Registrant's common shares (par value $1.00 per share) outstanding as of August 7, 2001, was 11,787,725.

ESG RE LIMITED
1.1 Index to the Condensed Consolidated Financial Statements

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ESG RE LIMITED
Condensed Consolidated Balance Sheets
(U.S. dollars in thousands except share data)

	June 30, 2001	December 31, 2000

ASSETS	(Unaudited)
Investments – available for sale, at fair value (cost: $160,701 and $166,513)	$164,094	$168,478
Cash and cash equivalents	16,668	26,032
Other investments	14,252	17,736

Total investments and cash	195,014	212,246
Accrued investment income	2,947	3,240
Management fees receivable	531	713
Reinsurance balances receivable	175,768	241,587
Reinsurance recoverable on incurred losses	20,232	15,633
Funds retained by ceding companies	21,694	18,432
Prepaid reinsurance premiums	2,288	5,432
Deferred acquisition costs	44,061	46,611
Receivable for securities sold	770	-
Other assets	6,590	6,281
Cash and cash equivalents held in a fiduciary capacity	1,872	4,619

TOTAL ASSETS	$471,767	$554,794

LIABILITIES
Unpaid losses and loss expenses	$158,788	$179,614
Unearned premiums	128,745	148,124
Acquisition costs payable	47,210	64,604
Reinsurance balances payable	16,500	30,511
Accrued expenses, accounts payable, and other liabilities ($53 and $85 due to related parties)	13,141	13,756
Fiduciary liabilities	1,872	4,619

Total liabilities	366,256	441,228

SHAREHOLDERS’ EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,787,725 shares issued and outstanding for 2001 and 11,777,086 shares issued and outstanding for 2000	11,788	11,777
Additional paid-in capital	207,717	207,646
Accumulated other comprehensive income:
Foreign currency translation adjustments	(4,998)	(5,331)
Unrealized gains on securities, net of tax	3,368	1,965

Accumulated other comprehensive income (loss)	(1,630)	(3,366)

Retained (deficit)	(112,364)	(102,491)

Total shareholders’ equity	105,511	113,566

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$471,767	$554,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

ESG RE LIMITED
Condensed Consolidated Statements of Operations
(U.S. dollars in thousands except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

REVENUES
Net premiums written	$29,672	$44,675	$66,865	$149,154
Change in unearned premiums	10,810	31,771	13,926	(14,897)

Net premiums earned	40,482	76,446	80,791	134,257
Management fee revenue	190	594	420	956
Net investment income	3,326	3,165	6,734	6,091
(Loss)/gain on equity investments	—	(48)	(27)	286
Net realized investment (loss)/gain	(3,481)	344	(2,733)	(1,071)

	40,517	80,501	85,185	140,519
EXPENSES
Losses and loss expenses	26,238	54,689	56,222	99,918
Acquisition costs	13,070	23,444	25,003	38,123
Operating expenses	7,124	8,681	13,818	16,097

	46,432	86,814	95,043	154,138

(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(5,915)	(6,313)	(9,858)	(13,619)
Income tax expense	—	—	—	—

(LOSS) FROM CONTINUING OPERATIONS	(5,915)	(6,313)	(9,858)	(13,619)

Net Loss from discontinued operations (Note 4)	—	(3,008)	—	(5,928)

NET (LOSS)	$(5,915)	(9,321)	$(9,858)	(19,547)

PER SHARE DATA
Basic net (loss) per share from continuing operations	$(0.50)	$(0.53)	$(0.84)	$(1.16)
Diluted net (loss) per share from continuing operations	(0.50)	(0.53)	(0.84)	$(1.16)

Basic net (loss) per share	$(0.50)	$(0.79)	$(0.84)	$(1.67)
Diluted net (loss) per share	(0.50)	(0.79)	(0.84)	(1.67)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	11,787,725	11,836,585	11,785,000	11,706,242
Diluted	11,787,725	11,836,585	11,785,000	11,706,242

Dividends declared per share	—	$0.08	—	$0.16

The accompanying notes are an integral part of the condensed consolidated financial statements.

ESG RE LIMITED
Condensed Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(Unaudited)

	Six Months Ended

	June 30, 2001	June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(14,460)	$419

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity investments acquired – available for sale	(151,764)	(99,816)
Proceeds from sale of fixed maturity investments – available for sale	158,530	100,267
Funding of other investments	(854)	(740)
Proceeds from other investments	—	800
Purchases of fixed assets	(758)	(1,224)
Purchases of intangible assets	—	(5,568)

Net cash provided by investing activities	5,154	(6,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(1,937)
Repurchase of common shares	(58)	(2,138)

Net cash used in financing activities	(58)	(4,075)

Net (decrease) in cash	(9,364)	(9,937)
Cash and cash equivalents at January 1	26,032	28,278

Cash and cash equivalents at June 30	$16,668	$18,341

The accompanying notes are an integral part of the condensed consolidated financial statements.

ESG RE LIMITED
Condensed Consolidated Statements of Comprehensive Income (Loss)
(U.S. dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net (loss)	$(5,915)	$(9,321)	$(9,858)	$(19,547)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	23	(1,288)	333	(742)
Unrealized gains on securities:
Unrealized holding (losses)/gains arising during the period	(2,095)	678	1,403	(1,212)
Less reclassification adjustment for losses/(gains) included in net income	—	(344)	—	1,071

Other comprehensive (loss) income	(2,072)	(954)	1,736	(883)

Comprehensive income (loss)	$(7,987)	$(10,275)	$(8,122)	$(20,430)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ESG Re Limited (together with its subsidiaries, the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) except pursuant to the rules and regulations of the Securities and Exchange Commission which do not include all of the information and footnotes required by U.S.GAAP for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair presentation of financial position, results of operations and comprehensive income (loss) as of and for the periods presented.  The results of operations for any interim period are not necessarily indicative of the results for a full year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Company’s 2000 Annual Report on Form 10-K.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.  The Company’s significant accounting policies include the following:

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

(B)       RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for unpaid losses and loss adjustment expenses includes an estimate of reported case reserves and an estimate for losses incurred but not reported.  Case reserves are estimated based on ceding company reports and other data considered relevant to the estimation process.  The liability for losses incurred but not reported is based to a large extent on the expectations of ceding companies about ultimate loss ratios at the inception of the contracts, supplemented by industry experience and the Company’s specific historical experience where available.  As the Company has limited specific historical experience on a significant number of its programs on which to base its estimate of losses incurred but not reported, its reliance on ceding company expectations and industry experience is necessarily increased, which increases the uncertainty involved in the loss estimation process

The reserves as established by management are reviewed periodically, and adjustments are made in the periods in which they become known.  Although management believes that an adequate provision has been made for the liability for losses and loss expenses, based on all available information, there can be no assurance that the ultimate losses will not differ significantly from the amounts provided.

(C)       INVESTMENTS

Fixed maturity securities are classified as available for sale and are reported at estimated fair value.  Investments that are available for sale are expected to be held for an indefinite period but may be sold depending on interest rates and other considerations.  Other investments are accounted for at the lower of cost or estimated realizable value.  Unrealized investment gains and losses on investments available for sale, net of applicable deferred income tax, are reported as a separate component of “accumulated other comprehensive income (loss)”.  Realized gains or losses on the sale of investments are determined on the basis of average cost.  The carrying values of investments available for sale and other investments are adjusted for impairments in value that are considered to be other than temporary.

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

(F)       FOREIGN CURRENCY TRANSLATION

The functional and reporting currency of the Company is U.S. dollars.  Foreign currency receivables or payables that are denominated in a currency other than U.S. dollars are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date.  The resulting exchange gains or losses are included in the results of operations.  Exchange gains and losses related to the translation of investments available for sale are included in the net unrealized appreciation (depreciation) of investments, net of deferred income taxes, as a separate component of “accumulated other comprehensive income (loss)”.  Assets and liabilities related to foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using weighted average rates for the period.  Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from income and included as a separate component of “accumulated other comprehensive income (loss)”.

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

(H)       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company’s investments approximates their fair value and is based on quoted market prices.  Due to the uncertainty with respect to both the timing and amount of the proceeds to be realized from the Company’s other investments, it is not practicable to determine the fair value of these other investments.  The carrying value of other financial instruments, including cash and cash equivalents, accrued investment income, and other receivables and payables approximate their estimated fair value due to the short-term nature of the balances.

3.  COMMITMENTS AND CONTINGENCIES

             (A)  EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with several employees for terms of one to five years, which have total minimum commitments of $1.3 million excluding any performance bonuses that are determined by the Board of Directors of the Company as at June 30, 2001.  The contracts include various non-compete clauses following termination of employment.

             (B)  LEASE COMMITMENTS

The Company and its subsidiaries have various obligations under operating leases.
The future minimum commitments under lease and employment agreements are as follows:

U.S. dollars in thousands	Employment Commitments	Lease Commitments	Total

Years Ending December 31,
2001	$700	$494	$1,194
2002	508	846	1,354
2003	77	755	832
2004	—	558	558
2005	—	353	353
Thereafter	—	654	654

Total	$1,285	$3,660	$4,945

             (C)  LETTERS OF CREDIT

As of June 30, 2001, Secured Letter of Credit and Trust Accounts in the aggregate amount of $102.6 million have been issued in favor of ceding companies with $56.4 million related to Letters of Credit issued and $46.2 million related to Trust Accounts in force.  The letters of Credit and Trust Accounts are secured by a lien on the Company’s fixed maturities investment portfolio, equal to 110% of the amount of the outstanding Letter of Credit, and 102% of the amount of the outstanding Trust Accounts.  As of December 31, 2000, Secured letters of Credit and Trust Accounts in the amount of $95.8 million were issued in favor of ceding companies.

             (D)  PENSION OBLIGATIONS

Certain subsidiaries of the Company are obligated to make defined contributions to pension plans for their employees.  As of June 30, 2001, there were outstanding liabilities for pension contributions of  $533 thousand.

             (E)         CONTINGENCIES

ESG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business.  ESG does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity.

In February 2000, Odyssey Re instituted an action in England against a broker, Stirling Cooke Brown, alleging fraud and conspiracy on the reinsurance placement of 1997 and 1998 personal accident and workers compensation “carve out” business with Odyssey Re.  These proceedings mirror earlier proceedings commenced in New York, which were dismissed on jurisdictional grounds.  During 1998, ESG accepted a 25% quota share reinsurance treaty with Odyssey Re (UK) retroactive to January 1, 1998.  This treaty covers various insurance companies involved in the litigation Odyssey Re instituted in New York over 1997 and 1998 business.  This treaty terminated as of December 31, 1998 but ESG renewed its participation for 1999 directly to one of those ceding companies.  In December 1999, the Company gave notice to rescind its contract with Odyssey Re (UK) for misrepresentation and failure to disclose material facts.  On November 29, 2000 the company filed suit in the High Court to seek judicial confirmation of its rescission.  On February 5, 2001 Odyssey Re filed a response.  On March 21, 2001, the Company filed a motion for summary judgment.  The motion was substantially based on an admission by Odyssey Re (UK) that a misrepresentation had been made to the Company in connection with the quota share, and was supported by evidence from fact and expert witnesses.  The Company’s intention was to re-evaluate the motion if Odyssey Re (UK) served any evidence.  Subsequently, Odyssey Re (UK) withdrew their admission, and, less than a week before the date scheduled for the hearing, and in violation of the applicable rules of court, they served their evidence, in which they made it clear, for the first time, that they intended to plead a positive case that the representation was true.  Odyssey Re’s evidence also raised other factual issues by way of defence, which had not been contained in their initial pleading.

The Company has now recognized that the court would be very unlikely to give a summary judgment on the evidence as it stands, and has accordingly withdrawn its motion.  This withdrawal is in no way an acknowledgement that the company’s prospects of success in its litigation with Odyssey Re (UK) are any less good than they were, but simply an acceptance that the issues, which have been raised, require a trial.  Indeed, the Company remains confident that it will prevail in that litigation, and intends to pursue the litigation aggressively.  The Company may reissue its motion for summary judgment at any time if justified by the state of the evidence and the pleadings.

The company has also given notice to rescind the 1999 account.  The Company is now in arbitration regarding the 1999 account.  It is currently expected that both these matters will be heard in the mid to late 2002 timeframe.  At this time, the Company is unable to determine the amount of its exposure and the possible effect upon the Company’s business, financial condition or results of operation from these two contracts.

4.          DISCONTINUED OPERATIONS

On August 10, 2000, the Board of Directors approved a plan for the divestiture of its Health Care Division.  Implementation of that plan resulted in the divestiture of 4Sigma (formerly VVB Bermuda Limited) effective June 30, 2000, to affiliates of the Chairman of the Company (“Chairman”) and senior management of the Health Care Division.  The investors in 4Sigma include the Company, affiliates of the Chairman, Dr. Gerald Moeller, previously a member of the board of ESG Re Limited and Chief Executive-Healthcare Division and former management of the Health Care Division.  Terms comparable to those offered to the affiliates of the Chairman were offered to non-related parties.  The Company owns 8,000,000 convertible preference shares in 4Sigma.

The operations of 4Sigma have entered into a strategic partnership with Bertelsmann/Springer for the marketing of its services to German health insurers.  Although 4Sigma is being successful in writing new business, the volume of business needed to cover operating costs has currently not been achieved.  As a result, 4Sigma is currently re-evaluating its current business model and assessing its options.  To support immediate cash needs and to preserve its equity participation in 4Sigma, in the second quarter, the Company participated in a rights offering by 4Sigma for convertible preferred debt totaling $0.8 million.

For the three months ended June 30, 2000, the Healthcare Division reported revenue of $0.3 million and a net loss of $2.8 million, or $0.26 per share.  For the six months ended June 30, 2000, similar results were $0.3 million and $5.7 million, or $0.51 per share, respectively.

Additionally on August 10, 2000 the Board of Directors approved a plan to liquidate its majority-owned subsidiary in Indonesia.  This operation reported a net loss of $0.2 million on revenues of $0.4 million in the first half of 2000.

5.   RELATED PARTIES

Included in net investment income for the three months and six months ended June 30, 2000 were related party investment expenses of $88 thousand and $129 thousand, respectively.

6.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002.  The Company will evaluate goodwill under the SFAS 142 transitional impairment test and has not yet determined whether or not there is an impairment loss.  Any transitional impairment loss will be recognized as a change in accounting principle.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations.  SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  Management does not expect the adoption of SFAS 141 to have an impact on the financial position, results of operations or cash flows of the Company.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of ESG Re Limited

We have reviewed the accompanying condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of June 30, 2001 and the related condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three month and six month periods ended June 30, 2001 and 2000.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of ESG Re Limited and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated April 2, 2001, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche
Chartered Accountants
Dublin, Ireland
August 13, 2001

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS.

The following is a discussion and analysis of the financial condition as of June 30, 2001 and the results of operations of ESG Re Limited and subsidiaries (the “Company” or “ESG”) for the three months and six months ended June 30, 2001 as compared to the three months and six months ended June 30, 2000.  This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company as of and for the year ended December 31, 2000 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.  The unaudited condensed consolidated financial statements as of and for the three months and six months ended June 30, 2001 and for the three months and six months ended June 30, 2000 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

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

GENERAL

Effective with the divestiture of the health care business in June, 2000, the Company now considers its reinsurance activities to constitute a single operating segment on the basis that such activities are monitored and evaluated primarily on a company-wide basis.  The major lines of business of the Company’s reinsurance operations include medical expense, personal accident and disability, credit, life and other special risk reinsurance.  The results from the Health Care division are reported in prior periods as discontinued operations.

RESULTS OF OPERATIONS

For the three months ended June 30, 2001, the Company had a net loss of $5.9 million compared to a net loss of $9.3 million for the second quarter of 2000.  The net loss per share for the three months ended June 30, 2001 was $0.50 compared with a net loss per share of $0.79 for the second quarter 2000.  Included in last year’s results was a loss from discontinued operations of $3.0 million or $0.26 per share representing the results from the divested non-core health care operations.  The net operating loss for second quarter 2001, excluding realized investment gains and losses, was $0.21 per share.  Net operating loss for the second quarter 2000, which excludes realized investment gains and losses and loss on equity investments, was $0.81 per share.

For the quarter ended June 30, 2001, an underwriting profit (before operating expenses) of $1.2 million, management fee revenue of $0.2 million and investment income of $3.3 million were offset by operating expenses of $7.1 million (including a provision of $0.9 million to the Company’s legal reserve for contingent matters) and realized losses from investments of $3.5 million (including a write-down of other investments of $4.2 million).

For the six months ended June 30, 2001, the Company had a net loss of $9.9 million, compared to a net loss of $19.5 million for the same period in 2000.  Net loss per share for the six months ended June 30, 2001 was $0.84 compared to net loss per share of $1.67 for the six months ended June 30, 2000.

Total revenues for the three months ended June 30, 2001 were $40.5 million, consisting of net premiums earned of $40.5 million, net investment income of $3.3 million, realized investment losses of $3.5 million, and management fee revenue of $0.2 million.  For the three months ended June 30, 2000 total revenues were $80.5 million consisting of net premiums earned of $76.5 million, net investment income of $3.2 million, realized investment gains of $0.3 million, loss on equity investments of  $0.1 million and management fee revenue of $0.6 million.

Total revenues for the six months ended June 30, 2001 were $85.2 million, consisting of net earned premiums of $80.8 million, net investment income of $6.7 million, realized investments losses of $2.7 million, and management fee revenue of  $0.4 million.  For the six months ended June 30, 2000 total revenues were $140.5 million consisting of net premiums earned of $134.2 million, net investment income of $6.1 million, realized investment losses of $1.1 million, gain on equity investments of $0.3 million and management fee revenue of $1.0 million.

For the three months ended June 30, 2001 ESG’s expenses were $46.4 million, consisting of $26.2 million of losses and loss expense, $13.1 million of acquisition costs, and $7.1 million of operating expenses.  Total expenses for the three months ended June 30, 2000 were $86.8 million, consisting of $54.7 million of losses and loss expenses, $23.4 million of acquisition costs, and $8.7 million of operating expenses.

Total expenses for the six months ended June 30, 2001 were $95.0 million, consisting of $56.2 million of losses and loss expense, $25.0 million of acquisition costs, and $13.8 million of operating expenses.  For the six months ended June 30, 2000 total expenses were $154.1 million consisting of $99.9 million of losses and loss expense, $38.1 million of acquisition costs, and $16.1 million of operating expenses.

NET UNDERWRITING INCOME

Gross premiums written decreased by $16.7 million, or 34.5%, for the three months ended June 30, 2001, compared to the corresponding prior year period.  For the six months ended June 30, 2001, gross premiums written decreased by $85.0 million, or 53.1% when compared with the same prior year period.  The reduction, for the most part, is a reflection of the Company’s stated objective to reduce premium writings, concentrating on those markets that offer the best profit opportunities.  In addition, the Company rescinded one medical treaty underwritten in 1999 in the first quarter of this year, which resulted in a reduction in Gross Written and Net Earned Premium of $9.5 million, respectively.

An underwriting profit (before operating costs) of $1.3 million and $2.6 million was posted in the quarter and six months ended June 30, 2001, respectively, in respect of the 2001 underwriting year reflecting primarily the growth in the partnership enterprise division of the business.  Through the first six months of 2001, over 82% of the premium earned came from business underwritten during the 1999 and 2000 underwriting years, prior to the Company’s implementation of stricter, centralized underwriting controls.  This element of the business contributed an underwriting loss before operating costs of $0.1 million in the second quarter and an underwriting loss before operating costs of $3.2 million year to date.  The year to date results were negatively impacted by the cost of $2.2 million incurred in the first quarter to exit certain unprofitable books of business that automatically would have renewed.  Rate increases being effected on premiums written in respect of the 2001 underwriting year are having a marginal effect on underwriting results to date, but are expected to contribute significantly more in ensuing quarters as that premium is earned.  Looking forward, little to no underwriting profit is expected from premiums being earned from business written in prior years.

Underwriting results for the three months ended June 30, 2001 and 2000, by line of business and in total were as follows:

Three months ended June 30, 2001 U.S. dollars in thousands	Medical	Personal Accident	Credit	Life	Other	Total

Gross premiums written	$30,076	$5,791	$(5,620)	$(215)	$1,717	$31,749

Net premiums written	28,267	6,430	(5,531)	(1,162)	1,666	29,671

Net premiums earned	31,412	9,364	(738)	(1,202)	1,646	40,482
Losses and loss expenses	22,416	4,739	(1,615)	(1,045)	1,743	26,238
Acquisition costs	10,668	2,871	117	(336)	(250)	13,070
Operating costs	5,467	1,630	(129)	(209)	287	7,046

Net underwriting income (loss)	$(7,139)	$124	$889	$388	$(134)	$(5,872)

Three months ended June 30, 2000 U.S. dollars in thousands	Medical	Personal Accident	Credit	Life	Other	Total

Gross premiums written	$31,189	$14,871	$213	$1,346	$873	$48,492

Net premiums written	29,847	13,156	203	1,264	205	44,675

Net premiums earned	52,741	16,917	4,235	1,251	1,302	76,446
Losses and loss expenses	39,126	11,780	2,285	640	858	54,689
Acquisition costs	15,296	5,327	1,664	450	707	23,444
Operating costs	5,200	1,721	431	127	495	7,974

Net underwriting income (loss)	$(6,881)	$(1,911)	$(145)	$34	$(758)	$(9,661)

For the quarter ended June 30, 2001, as mentioned previously, overall gross written premiums declined from prior year levels.  The majority of the decline in personal accident writings is a function of the company’s not renewing or otherwise exiting certain books of business previously underwritten out of its now dormant Hamburg office.  In addition, the second quarter includes a premium reduction of $15.0 million in estimated premiums from the North American medical book of business underwritten in 2000.

The decline in the Life and Credit books of business in the second quarter when compared with the second quarter of 2000 is also a function of adjusting estimated written premium to actual as current information is received from cedants.

It is important to note that the significant loss reserve increase recorded in the third quarter of last year continues to prove adequate.

Underwriting results for the six months ended June 30, 2001 and 2000, by line of business and in total were as follows:

Six months ended June 30, 2001 U.S. dollars in thousands	Medical	Personal Accident	Credit	Life	Other	Total

Gross premiums written	$46,053	$19,133	$9,223	$(1,392)	$1,957	$74,974

Net premiums written	41,437	16,468	9,447	(2,285)	1,797	66,865

Net premiums earned	44,663	35,509	(763)	(515)	1,897	80,791
Losses and loss expenses	33,634	24,500	(1,698)	(1,376)	1,162	56,222
Acquisition costs	14,176	11,111	28	106	(418)	25,003
Operating costs	7,634	5,906	(133)	(97)	327	13,637

Net underwriting income (loss)	$(10,781)	$(6,007)	$1,040	$851	$826	$(14,071)

Six months ended June 30, 2000 U.S. dollars in thousands	Medical	Personal Accident	Credit	Life	Other	Total

Gross premiums written	$101,243	$46,221	$4,021	$4,621	$3,829	$159,935

Net premiums written	95,354	42,543	3,856	4,263	3,138	149,154

Net premiums earned	91,433	30,920	6,216	3,305	2,383	134,257
Losses and loss expenses	70,549	23,044	2,542	1,643	2,140	99,918
Acquisition costs	24,663	8,411	2,894	1,037	1,118	38,123
Operating costs	9,557	3,385	667	371	623	14,603

Net underwriting income (loss)	$(13,336)	$(3,920)	$113	$254	$(1,498)	$(18,387)

For the six months ended June 30, 2001, gross written premiums are less than half of last year’s level, again, in line with the Company’s stated objectives.  The net underwriting loss for the six months ended June 30, 2001 approximated total operating costs as the majority of earned premium from prior underwriting years is contributing little in the way of underwriting income, again in line with expectations.  Improvement in net underwriting income will be a function of operating results from the 2001 underwriting year, as those premiums are earned, and management of operating costs in line with reduced premium writings.

Operating Ratios

The operating ratios for the three months ended June 30, 2001 and 2000, by line of business and in total were as follows:

Three months ended June 30, 2001	Medical	Personal Accident	Credit	Life	Other	Total

Loss ratio	71.4%	50.6%	n/m	86.9%	105.9%	64.8%
Acquisition expense ratio	34.0%	30.7%	n/m	27.9%	(15.2%)	32.3%

Loss and acquisition expense Ratio	105.4%	81.3%	n/m	114.8%	90.7%	97.1%

Operating expense ratio						17.4%

Combined ratio						114.5%

Three months ended June 30, 2000	Medical	Personal Accident	Credit	Life	Other	Total

Loss ratio	74.2%	69.6%	54.0%	51.1%	65.9%	71.5%
Acquisition expense ratio	29.0%	31.5%	39.3%	36.0%	54.3%	30.7%

Loss and acquisition expense Ratio	103.2%	101.1%	93.3%	87.1%	120.2%	102.2%

Operating expense ratio						10.4%

Combined ratio						112.6%

The operating ratios for the six months ended June 30, 2001 and 2000, by line of business and in total were as follows:

Six months ended June 30, 2001	Medical	Personal Accident	Credit	Life	Other	Total

Loss ratio	75.3%	69.0%	n/m	n/m	61.3%	69.6%
Acquisition expense ratio	31.7%	31.3%	n/m	n/m	(22.0%)	30.9%

Loss and acquisition expense Ratio	107.0%	100.3%	n/m	n/m	39.3%	100.5%

Operating expense ratio						16.9%

Combined ratio						117.4%

Six months ended June 30, 2000	Medical	Personal Accident	Credit	Life	Other	Total

Loss ratio	77.1%	74.5%	40.9%	49.7%	89.8%	74.4%
Acquisition expense ratio	27.0%	27.2%	46.6%	31.4%	46.9%	28.4%

Loss and acquisition expense Ratio	104.1%	101.7%	87.5%	81.1%	136.7%	102.8%

Operating expense ratio						10.9%

Combined ratio						113.7%

The operating expense ratios for the three months and six months ended June 30, 2001 and 2000, respectively, were calculated by expressing total administrative expenses net of corporate office expenses as a percentage of net premiums earned.  Total operating expenses for the three months ended June 30, 2001 represent 23.7% of net premiums written and 17.4% of net premiums earned, compared to 17.8% and 10.4%, respectively, for the three months ended June 30, 2000. Total operating expenses for the six months ended June 30, 2001 represent 20.4% of net premiums written and 16.9% of net premiums earned, compared to 9.8% and 10.9%, respectively, for the prior year period.  Savings currently being generated from the rationalization of the company’s traditional reinsurance business are being invested in the expansion of its partnership enterprise division.

Geographical Distribution

The distribution of gross written premiums for the three months ended June 30, 2001 and 2000 and for the year ended December 31, 2000, is as follows:

	Three months ended June 30, 2001	Three months ended June 30, 2000	Year ended December 31, 2000

Western Europe	(8.9%)	28.7%	18.4%
North America	77.6%	58.5%	53.8%
Latin America	25.9%	9.7%	15.7%
Asia	4.5%	5.2%	5.6%
Other	0.9%	(2.1%)	6.5%

Total	100.0%	100.0%	100.0%

The Company wrote a number of medical contracts in North America during the quarter, which accounted for 79.7% of the total gross written premium for the quarter. The Company has been able to increase premium rates and strengthen terms of trade in the North and Latin American business without major loss of business.  The Company is in the process of securing additional co-reinsurance of up to 50% of its North American portfolio to limit its net retention whilst continuing to write profitable business.  The reduction of writings in Western Europe reflects the Company’s current exit of that market given the lack of business opportunities that meet that Company’s goals.

The distribution of gross written premiums for the six months ended June 30, 2001 and 2000 and for the year ended December 31, 2000, is as follows:

	Six months ended June 30, 2001	Six months ended June 30, 2000	Year ended December 31, 2000

Western Europe	27.6%	23.2%	18.4%
North America	48.7%	50.0%	53.8%
Latin America	13.9%	23.5%	15.7%
Asia	8.8%	2.0%	5.6%
Other	1.0%	1.3%	6.5%

Total	100.0%	100.0%	100.0%

Product Mix

The distribution of gross premiums written by line of business for the three months ended June 30, 2001 and 2000, and for the year ended December 31, 2000 was as follows:

	Three months ended June 30, 2001	Three months ended June 30, 2000	Year ended December 31, 2000

Medical	94.7%	64.3%	71.0%
Personal Accident	18.2%	30.7%	22.0%
Credit	(17.7%)	0.4%	1.4%
Life	(0.7%)	2.8%	3.7%
Other	5.5%	1.8%	1.9%

Total	100.0%	100.0%	100.0%

The distribution of gross premiums written by line of business for the six months ended June 30, 2001 and 2000, and for the year ended December 31, 2000 was as follows:

	Six months ended June 30, 2001	Six months ended June 30, 2000	Year ended December 31, 2000

Medical	61.4%	63.3%	71.0%
Personal Accident	25.5%	28.9%	22.0%
Credit	12.3%	2.5%	1.4%
Life	(1.9%)	2.9%	3.7%
Other	2.7%	2.4%	1.9%

Total	100.0%	100.0%	100.0%

Through co-reinsurance of the North American medical portfolio and the expansion of credit and life programs, the Company expects to continue to reduce the proportion of medical business in the portfolio going forward.

Exposure Management

The Company manages its underwriting risk exposures through geographic distribution, an excess of loss reinsurance program, and co-reinsurance.  The Company’s excess liability insurance policy generally provides limits up to a maximum of $30 million per occurrence, with a minimum attachment point generally of $1 million.

Management Fee Revenue

Management fee revenue for the three months ended June 30, 2001 was $190 thousand, a reduction of $404 thousand from the corresponding prior period due to the Company retaining more business for its own account.

For the six months ended June 30, 2001, management fee revenue was $420 thousand, a reduction of $536 thousand from the corresponding period in 2000, due to the Company retaining more business for its own account.

Operating Expenses

Total operating expenses for the three months ended June 30, 2001 were $7.1 million, compared to $8.7 million for the three months ended June 30, 2000 and $6.7 million for the three months ended March 31, 2001. The increase in the quarter when compared to the first quarter of this year was the result of adding $0.9 million to the company’s legal reserve to cover estimated costs associated with resolving disputes involving certain reinsurance contracts. When compared with the second quarter of last year, the reduction in expense is a function of savings being generated from the closure of some parts of the operation, net of the Company’s investment in the Partnership Enterprise division as the Company effects its strategy to expand those operations into Southern Europe.

INVESTMENT RESULTS

The investment results for the three months ended June 30, 2001 and 2000 were as follows:

Three Months ended June 30, 2001 U.S dollars in thousands	Average Investments	Net Investment Income (1)	Annualized Effective Yield	Net Realized Investment Gains (Losses)

Investments – available for sale	$164,094	$2,970	7.2%	$719
Other investments	14,252	274	7.7%	(4,200)
Cash and cash equivalents	16,668	205	4.9%	—

Total	$195,014	$3,449	6.6%	$(3,481)

Three Months ended June 30, 2000 U.S dollars in thousands	Average Investments	Net Investment Income (1)	Annualized Effective Yield	Net Realized Investment Gains

Investments – available for sale	$176,637	$2,847	6.4%	$344
Other investments	10,723	128	4.8%	—
Cash and cash equivalents	22,004	190	3.4%	—

Total	$209,364	$3,165	6.0%	$344

The investment results for the six months ended June 30, 2001 and 2000 were as follows:

Six Months ended June 30, 2001 U.S dollars in thousands	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains (Losses)

Investments – available for sale	$171,064	$6,934	8.1%	$1,467
Other investments	15,498	362	4.7%	(4,200)
Cash and cash equivalents	20,532	597	5.8%	—

Total	$207,094	$7,893	6.2%	$(2,733)

Six Months ended June 30, 2000 U.S dollars in thousands	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Losses

Fixed maturity investments	$178,143	$5,506	6.2%	$(1,071)
Other investments	11,187	256	4.6%	—
Cash and cash equivalents	24,248	330	2.7%	—

Total	$213,578	$6,092	5.7%	$(1,071)

(1)  Net investment income is net of investment-related expenses

Following the work done late last year to fully address the underwriting issues of the past, the Company initiated a full review and audit of all entities where it holds a minority shareholding interest.  Based on the initial results of this exercise, it adjusted its carrying value of these investments by $4.2 million in the quarter ended June 30, 2001. This provision is included in Net Realized Investment Losses.  The current realizable value for these investments is reported at $14.8 million at June 30, 2001.

Liquidity and Capital Resources

As of June 30, 2001, total investments and cash were $195.0 million compared to $212.2 million at December 31, 2000.  Cash flow from operating activities for the six months ended June 30, 2001 was $(14.5) million.  All fixed maturity securities in the Company’s investment portfolio are classified as available for sale and are carried at fair value.  The fixed maturity investment portfolio as of June 30, 2001 and December 31, 2000, were as follows:

As at June 30, 2001 U.S. dollars in thousands	Fair Value	Duration (Years)	Market Yield	Average Credit Rating

Corporate securities	$71,718	3.3	6.1%	AA
U.S. treasury securities and obligations of U.S. government corporations and agencies	37,260	4.0	6.2%	AAA
Mortgage & Asset backed securities	31,130	2.8	7.7%	AAA
Obligations of states and political subdivisions	18,334	2.6	6.1%	AAA
Foreign currency debt securities	5,652	1.2	4.0%	AAA

Total	$164,094	2.8	6.0%	AA

As at December 31, 2000 U.S. dollars in thousands	Fair Value	Duration (Years)	Market Yield	Average Credit Rating

Corporate securities	$71,382	3.0	6.6%	A+
U.S. treasury securities and obligations of U.S. government corporations and agencies	38,127	2.4	6.1%	AAA
Mortgage & Asset backed securities	33,771	3.0	8.1%	AAA
Obligations of states and political subdivisions	18,753	3.0	7.3%	AA+
Foreign currency debt securities	6,445	1.6	4.5%	AAA

Total	$168,478	2.6	6.5%	AA

The Company’s investment policy objective is to maximize long-term investment returns while maintaining a liquid, high-quality portfolio.  To this end, the investment policy requires that the portfolio have an average credit quality rating of AA, no more than 3% of the portfolio invested in the securities of a single issuer (other than issues of sovereign governments with a rating of AA or better), and a target duration of 2.75 years.  The Company’s investment portfolio reflects its investment policy and guidelines.

The Company expects that its financial and operational needs for the foreseeable future will be met by funds generated from operations and from liquidating a small percentage of its investment portfolio.  The Company expects to remain highly capitalized after any near-term investment portfolio liquidation.

Shareholders’ equity as of June 30, 2001 was $105.5 million compared to $113.6 million at December 31, 2000.  Book value per common share decreased to $8.95 as of June 30, 2001 from $9.64 as of December 31, 2000.

CURRENT DEVELOPMENTS

MARKET RISK

The Company is subject to market risk arising from the potential change in value of its various financial instruments.  These changes may be due to fluctuations in interest rates or foreign exchange rates, or both in the case of foreign currency investments.  The Company monitors its exposure to interest rate and currency rate risk on a quarterly basis and currently does not believe that the use of derivatives to manage such risk is necessary.  The Company intends to re-evaluate the need for a formal hedging strategy on a periodic basis, and may determine that such a strategy, including the use of derivative instruments, is appropriate in the future.

INTEREST RATE RISK

The largest source of market risk for the Company is interest rate risk on its portfolio of fixed maturity investments, especially fixed rate instruments.  In addition, the credit worthiness of the issuer, relative values of alternative investments, liquidity and general market conditions may affect fair values of interest rate sensitive instruments.

The Company’s general strategy with respect to fixed maturity securities is to invest in high quality securities while maintaining diversification and to avoid significant concentrations in individual issuers’ industry segments or countries.

FOREIGN CURRENCY RISK

The Company’s functional currency is the U.S. dollar.  However, the Company writes reinsurance business in numerous geographic regions and currencies, giving rise to the risk that the ultimate settlement of receivables and payables on reinsurance transactions will differ from the amounts currently recorded as assets and liabilities in the financial statements.  The Company intends to hold investments in currencies in which it will collect premiums and pay claims, thus creating a partial natural hedge against exchange rate fluctuations.  The Company believes that its exposure to foreign currency risk is not material.

INFLATION

Inflation has not had a material impact on the Company’s operations for the periods presented.  The Company has commenced writing reinsurance business in Latin America, which has experienced periods of high inflation.  However, it is possible that future inflationary conditions may impact subsequent accounting periods.

THE EURO

On January 1, 1999, a single currency, the “euro” was adopted as the national currency of the 11 participating countries in the European Monetary Union, including Ireland, where the Company operates and in which the Company maintains a significant presence.  The Company’s Irish subsidiaries will not be required to use the euro for accounting purposes prior to January 1, 2002.  Currently, the Company expects that the impact of the conversion will have no material impact on the Company’s operations, accounting systems or financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.

ITEM 5. OTHER TRANSACTIONS

Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)         Exhibits

Exhibit 10.1       Agreements relating to the transfer of certain assets and liabilities to, and subsequent sale of, VBB (Bermuda) Limited.

             Exhibit 11.1       Computation of Earnings Per Share

             Exhibit 15.1       Consent of Deloitte & Touche

(b)        Report on Form 8-K

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2001

ESG RE LIMITED

By: /s/ Mark E. Oleksik

Name: Mark E. Oleksik
Title: Senior Financial Officer & Controller