Form 10-Q
period 2001-09-30
ESG RE LTD
filed 2001-11-14
CIK 1049624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission file number 000-23481

ESG RE LIMITED

(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

16 Church Street Hamilton HM11, Bermuda
(Address of executive offices, zip code)

Telephone (441) 295-2185
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  Registrant  was required  to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of the Registrant’s common shares  (par value  $1.00 per share) outstanding as of November 8, 2001, was 11,787,725.

ESG RE LIMITED

INDEX

Part I.  Financial Information

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ESG RE LIMITED

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands except share and per share data)

	September 30,	December 31,
	2001	2000
ASSETS	(Unaudited)
Investments – available for sale, at fair value (cost: $157,958 and $166,513)	$165,008	$168,478
Cash and cash equivalents	5,842	26,032
Other investments	14,499	17,736
Total investments and cash	185,349	212,246

Accrued investment income	2,794	3,240
Management fees receivable	43	713
Reinsurance balances receivable	182,456	241,587
Reinsurance recoverable on incurred losses	20,645	15,633
Funds retained by ceding companies	14,424	18,432
Prepaid reinsurance premiums	2,051	5,432
Deferred acquisition costs	39,134	46,611
Other assets	6,979	6,281
Cash and cash equivalents held in a fiduciary capacity	2,223	4,619

TOTAL ASSETS

$

456,098

$

554,794

LIABILITIES
Unpaid losses and loss expenses	$152,890	$179,614
Unearned premiums	111,589	148,124
Acquisition costs payable	40,237	64,604
Reinsurance balances payable	23,461	30,511
Accrued expenses, accounts payable, and other liabilities ($80 and $85 due to related parties)	15,556	13,756
Fiduciary liabilities	2,223	4,619
Total liabilities	345,956	441,228

SHAREHOLDERS’ EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	--	--
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	--	--
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,787,725 shares issued and outstanding for 2001 and 11,777,086 shares issued and outstanding for 2000	11,788	11,777
Additional paid-in capital	207,995	207,646
Accumulated other comprehensive income:
Foreign currency translation adjustments	(4,694)	(5,331)
Unrealized gains on securities, net of tax	7,206	1,965
Accumulated other comprehensive income	2,512	(3,366)
Retained (deficit)	(112,153)	(102,491)
Total shareholders’ equity	110,142	113,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$456,098	$554,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Operations

(U.S. dollars in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
REVENUES
Net premiums written	$8,898	$16,010	$75,763	$165,164
Change in unearned premiums	18,334	23,746	32,260	8,849

Net premiums earned	27,232	39,756	108,023	174,013
Management fee revenue	(132)	224	288	1,180
Net investment income	2,512	3,600	9,247	9,691
(Loss)/gain on equity investments	--	23	(29)	309
Net realized investment gain/(loss)	215	472	(2,517)	(599)
	29,827	44,075	115,012	184,594
EXPENSES
Losses and loss expenses	14,762	44,477	70,985	144,395
Acquisition costs	8,561	18,264	33,564	56,387
Administrative expenses	6,407	16,382	20,225	32,479
	29,730	79,123	124,774	233,261

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	97	(35,048)	(9,762)	(48,667)
Income tax expense	--	--	--	--

INCOME (LOSS) FROM CONTINUING OPERATIONS	97	(35,048)	(9,762)	(48,667)

Net Income (Loss) from discontinued operations (Note 4)	--	750	--	(5,178)

NET INCOME (LOSS)	$97	$(34,298)	$(9,762)	$(53,845)

PER SHARE DATA

Basic net income (loss) per share from continuing operations	$0.01	$(2.97)	$(0.83)	$(4.14)

Diluted net income (loss) per share from continuing operations	0.01	(2.97)	(0.83)	(4.14)

Basic net income (loss) per share	$0.01	$(2.90)	$(0.83)	$(4.58)
Diluted net income (loss) per share	0.01	(2.90)	(0.83)	(4.58)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	11,787,725	11,817,349	11,786,000	11,746,066
Diluted	11,787,725	11,817,349	11,786,000	11,746,066

Dividends declared per share	--	$0.08	--	$0.16

The accompanying notes are an integral part of the condensed consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used by operating activities	$(23,924)	$(44)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity investments acquired – available for sale	(183,557)	(157,716)
Proceeds from sale of fixed maturity investments – available for sale	189,465	162,580
Funding of other investments	(854)	(8,740)
Proceeds from other investments	-	800
Purchases of fixed assets	(1,262)	(476)
Net cash provided/(used) by investing activities	3,792	(3,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(58)	(2,859)
Repurchase of common shares	-	(2,234)
Net cash used in financing activities	(58)	(5,093)

Net (decrease) in cash	(20,190)	(8,689)
Cash and cash equivalents at January 1	26,032	28,278

Cash and cash equivalents at September 30	$5,842	$19,589

The accompanying notes are an integral part of the condensed consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Comprehensive Income (Loss)

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Net income (loss)	$97	$(34,298)	$(9,762)	$(53,845)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	305	(2,400)	638	(3,142)
Unrealized gains on securities:
Unrealized holding gains arising during the period	3,838	1,527	5,241	315
Less reclassification adjustment for losses/(gains) included in net income	--	(472)	--	599
Other comprehensive income (loss)	4,143	(1,345)	5,879	(2,228)

Comprehensive income (loss)	$4,240	$(35,643)	$(3,883)	$(56,073)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ESG Re Limited (together with its subsidiaries, the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) except pursuant to the rules and regulations of the Securities and Exchange Commission which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited financial statements reflect all adjustments considered necessary for a fair presentation of financial position, results of operations and comprehensive income as of and for the periods presented.  The results of operations for any interim period are not necessarily indicative of the results for a full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Company’s 2000 Annual Report on Form 10-K.

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

The reinsurance contracts entered into by the Company are primarily of short duration.  Retrospective reinsurance contracts are accounted for in accordance with SFAS No. 113.  Premiums written are recognized as earned over the coverage period in proportion to the amount of protection provided.  Unearned premium reserves are established to cover the unexpired contract period.

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

(C)     INVESTMENTS

Fixed maturity securities are classified as available for sale and are reported at estimated fair value.  Investments that are available for sale are expected to be held for an indefinite period but may be sold depending on interest rates and other considerations.  Other investments are accounted for at the lower of cost or estimated realizable value.  Unrealized investment gains and losses on investments available for sale, net of applicable deferred income tax, are reported as a separate component of "accumulated other comprehensive income”.  Realized gains or losses on sale of investments are determined on the basis of average cost.  The carrying values of investments available for sale and other investments are adjusted for impairments in value that are considered to be other than temporary.

(D)   DEFERRED ACQUISITION COSTS

Costs relating to the production of the new business (primarily commissions and certain costs of marketing) are deferred and included in the deferred acquisition cost asset to the extent that such costs are recoverable from future related policy revenues.  The deferred acquisition costs are being amortized over the periods in which the related premiums are earned.  Such deferred costs are reviewed to determine if they are recoverable from future income, including investment income and, if not considered recoverable, are charged to expense.

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

(F)   FOREIGN CURRENCY TRANSLATION

The functional and reporting currency of the Company is U.S. dollars.  Foreign currency receivables or payables that are denominated in a currency other than U.S. dollars are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date.  The resulting exchange gains or losses are included in the results of operations.  Exchange gains and losses related to the translation of investments available for sale are included in the net unrealized appreciation (depreciation) of investments, net of deferred income taxes, as a separate component of “accumulated other comprehensive income”.  Assets and liabilities related to foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using weighted average rates for the period. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from income and included as a separate component of “accumulated other comprehensive income”.

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

3.  COMMITMENTS AND CONTINGENCIES

(A)  EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with several employees for terms of one to five years, which have total minimum commitments of $0.9 million, excluding any performance bonuses, that are determined by the Board of Directors of the Company as at September 30, 2001. The contracts include various non-compete clauses following termination of employment.

(B)  LEASE COMMITMENTS

The Company and its subsidiaries have various obligations under operating leases.

The future minimum commitments under lease and employment agreements are as follows:

	Lease	Less Sublease		Employment
U.S. dollars in thousands	Commitments	Income	Net	Contracts	Total
Years Ending December 31,
2001	320	73	247	265	512
2002	1,058	212	846	508	1,354
2003	793	38	755	77	832
2004	558	-	558	-	558
2005	353	-	353	-	353
Over Five Years	654	-	654	-	654

Total	$3,736	$323	$3,413	$850	$4,263

(C)    LETTERS OF CREDIT

As of September 30, 2001, Secured Letters of Credit and Trust Accounts in the aggregate amount of $106.2 million have been issued in favor of ceding companies with $57.6 million related to Letters of Credit issued and $48.6 million related to Trust Accounts in force.  The Letters of Credit and Trust Accounts are secured by a lien on the Company’s fixed maturities investment portfolio, equal to 110% of the amount of the outstanding Letters of Credit, and 102% of the amount of the outstanding Trust Accounts.  As of December 31, 2000, Secured Letters of Credit and Trust Accounts in the amount of $95.8 million were issued in favor of ceding companies.

The Company’s current Letter of Credit facility will expire on December 31, 2001. The Company is in discussions with its bankers with respect to renewing this facility for another year.

(D)      PENSION OBLIGATIONS

Certain subsidiaries of the Company are obligated to make defined contributions to pension plans for their employees.  As of September 30, 2001, there were outstanding liabilities for pension contributions of  $556 thousand.

(E)       CONTINGENCIES

ESG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. ESG does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity.

In February 2000, Odyssey Re instituted an action in England against a broker, Stirling Cooke Brown, alleging fraud and conspiracy on the reinsurance placement of 1997 and 1998 personal accident and workers compensation “carve out” business with Odyssey Re.  These proceedings mirror earlier proceedings commenced in New York, which were dismissed on jurisdictional grounds. During 1998, ESG accepted a 25% quota share reinsurance treaty with Odyssey Re (UK) retroactive to January 1, 1998.  This treaty covers various insurance companies involved in the litigation Odyssey Re instituted in New York over 1997 and 1998 business.  This treaty terminated as of December 31, 1998 but ESG renewed its participation for 1999 directly to one of those ceding companies.  In December 1999, the Company gave notice to rescind its contract with Odyssey Re (UK) for misrepresentation and failure to disclose material facts.  On November 29, 2000 the company filed suit in the High Court to seek judicial confirmation of its rescission. On February 5, 2001 Odyssey Re filed a response.  On March 21, 2001, the Company filed a motion for summary judgment.  The motion was substantially based on an admission by Odyssey Re (UK) that a misrepresentation had been made to the Company in connection with the quota share agreement, and was supported by evidence from fact and expert witnesses.  The Company’s intention was to re-evaluate the motion if Odyssey Re (UK) served any evidence.  Subsequently, Odyssey Re (UK) withdrew their admission, and, less than a week before the date scheduled for the hearing, and in violation of the applicable rules of court, they served their evidence, in which they made it clear, for the first time, that they intended to plead a positive case that the representation was true.  Odyssey Re’s evidence also raised other factual issues by way of defence, which had not been contained in their initial pleading.

The Company has now recognized that the court would be very unlikely to give a summary judgment on the evidence as it stands, and has accordingly withdrawn its motion.  This withdrawal is in no way an acknowledgement that the company’s prospects of success in its litigation with Odyssey Re (UK) are any less good than they were, but simply an acceptance that the issues, which have been raised, require a trial.  Indeed, the Company remains confident that it will prevail in that litigation, and intends to pursue the litigation aggressively.  The Company may reissue its motion for summary judgment at any time if justified by the state of the evidence and the pleadings. This matter will be heard no earlier than late 2002.

The Company has also given notice to rescind the 1999 account. This matter is now set for arbitration in late 2002.

At this time, the Company is unable to determine the amount of its exposure and the possible effect upon the Company’s business, financial condition or results of operation from these two contracts.

4.  DISCONTINUED OPERATIONS

On August 10, 2000, the Board of Directors approved a plan for the divestiture of its Health Care Division.  Implementation of that plan resulted in the divestiture of 4Sigma (formerly VVB Bermuda Limited) effective June 30, 2000, to affiliates of the Chairman and senior management of the Health Care Division.  The investors in 4Sigma include the Company, affiliates of the Chairman of the Company (“Chairman”), Dr. Gerald Moeller, previously a member of the board of ESG Re Limited and Chief Executive-Healthcare Division and former management of the Health Care Division.  Terms comparable to those offered to the affiliates of the Chairman were offered to non-related parties.  The Company owns 8,000,000 convertible preference shares in 4Sigma.

4Sigma delivers disease and demand management services to health plans in Germany. It currently has a 4% share of a 60 million-person market with only three significant competitors. Recent changes in German law to be effective July 1, 2002 require all German health insurers to provide disease and demand management services to their members.

 4Sigma has been successful in writing new business, however, the volume of business needed to cover operating costs has currently not been achieved.   To support immediate cash needs and to preserve its equity participation in 4Sigma, in the second quarter, the Company participated in a rights offering by 4Sigma for convertible preferred debt totaling $0.8 million. Subsequently, 4Sigma re-evaluated its business model and has effected several changes including reducing its management expense and consolidating its operations from Hamburg to Munich.

In November 2001, the Company agreed to participate in an additional rights offering to further support projected cash needs through December 2002.  That participation is in the form of a commitment for up to $1.8 million, in $100,000 increments, as funds are needed.  Future funding requests will be evaluated on a monthly basis and a complete re-assessment will be effected before April 1st next year.

For the three months ended September 30, 2000, the Healthcare Division recovered expenses of $750 thousand and consequentially reported net income of $750 thousand, or $0.07 per share.  For the nine months ended September 30, 2000, operating results included revenues of $343 thousand and an operating loss of $4,985 thousand, or $0.44 per share, respectively.

Additionally on August 10, 2000 the Board of Directors approved a plan to liquidate it majority-owned subsidiary in Indonesia.  This operation reported a net loss of $0.2 million on revenues of $0.4 million in the first half of 2000.

5.  RELATED PARTIES

Included in net investment income for the three months and nine months ended September 30, 2001 were related party investment expenses of $85 thousand and $214 thousand, respectively.

6.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations.  SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  Management does not expect the adoption of SFAS No. 141 to have an impact on the financial position, results of operations or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment.  Management does not expect the adoption of SFAS No. 142 to have an impact on the financial position, results of operations, or cash flows of the company.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).  SFAS No. 144 supersedes SFAS No. 121, Accounting  for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and some provisions of Accounting Principles Board Opinion 30.  SFAS No. 144 sets new criteria for determining when an asset can be classified as held-for-sale as well as modifying the financial statement presentation requirements of operating losses from discontinued operations.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  We are currently evaluating the provisions of SFAS No. 144.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of ESG Re Limited

We have reviewed the accompanying condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of September 30, 2001 and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three month and nine month periods ended September 30, 2001 and 2000.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ESG Re Limited and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated April 2, 2001, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche

Chartered Accountants

Dublin, Ireland

November 13, 2001

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS.

The following is a discussion and analysis of the financial condition as of September 30, 2001and the results of operations of ESG Re Limited and subsidiaries (the “Company” or “ESG”) for the three months and nine months ended September 30, 2001 as compared to the three months and nine months ended September 30, 2000.  This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements of the Company as of and for the year ended December 31, 2000 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.  The unaudited condensed consolidated financial statements as of and for the three months and nine months ended September 30, 2001 and for the three months and nine months ended September 30, 2000 and notes thereto have been reviewed by independent accountants in accordance with standards established by the American Institute of Certified Public Accountants.

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

EVENTS OF SEPTEMBER 11, 2001

After an initial portfolio analysis of exposures and liabilities as a result of the September 11th event in the United States, the Company again reviewed its exposure as of 3rd Quarter 2001.  The Company believes that its total exposure will be approximately US$250,000 (split US$100,000 from the London operation and US$150,000 from the Toronto operation) gross before reinsurance.

The resultant impact from this event has been a decrease in the capacity in the Accident and Health reinsurance market.  This affects the Company positively as premium rates are hardening dramatically, but negatively as it makes outwards reinsurance more expensive.

RESULTS OF OPERATIONS

For the three months ended September 30, 2001, the Company had net income of $0.1 million compared to a net loss of $34.3 million for the third quarter of 2000.  Net income per share for the three months ended September 30, 2001 was $0.01 compared with a net loss per share of $2.90 for the third quarter 2000.  Included in last year’s results was income from discontinued operations of  $0.8 million or $0.07 per shares representing the recovering of expenses relating to the divested non-core health care operations.  The net operating loss for third quarter 2001, which excluded realized investment gains and losses, was $0.01 per share.  Net operating loss for the third quarter 2000, which excludes realized investment gains and losses and loss on equity investments, was $2.94 per share.

An underwriting profit (before operating expenses) of $3.9 million for the quarter and investment income of $2.7 million offset operating expenses of $6.4 million and negative management fees of $0.1 million.

For the nine months ended September 30, 2001, the Company had a net loss of $9.8 million, compared to a net loss of $53.8 million for the same period in 2000.  Net loss per share for the nine months ended September 30, 2001 was $0.83 compared to net loss per share of $4.58 for the nine months ended September 30, 2000.

Total revenues for the three months ended September 30, 2001 were $29.8 million, consisting of net premiums earned of $27.2 million, net investment income of $2.5 million, realized investment gains of $0.2 million, and management fee revenue of $(0.1) million.  For the three months ended September 30, 2000 total revenues were $44.1 million consisting of net premiums earned of $39.8 million, net investment income of $3.6 million, realized investment gains of $0.5 million, gain on equity investments of under $0.1 million and management fee revenue of $0.2 million.

Total revenues for the nine months ended September 30, 2001 were $115.0 million, consisting of net earned premiums of $108.0 million, net investment income of $9.2 million, realized investments losses of $2.5 million, and management fee revenue of  $0.3 million.  For the nine months ended September 30, 2000 total revenues were $184.6 million consisting of net premiums earned of $174.0 million, net investment income of $9.7 million, realized investment losses of $0.6 million, gain on equity investments of $0.3 million and management fee revenue of $1.2 million.

For the three months ended September 30,2001, expenses were $29.7 million, consisting of $14.7 million of losses and loss expenses, $8.6 million of acquisition costs, and $6.4 million of operating expenses.  Total expenses for the three months ended September 30, 2000 were $79.1 million, consisting of $44.5 million of losses and loss expenses, $18.2 million of acquisition costs, and $16.4 million of operating expenses (including a provision to legal reserve of $8.4 million).

Total expenses for the nine months ended September 30, 2001 were $124.8 million, consisting of $71.0 million of losses and loss expense, $33.6 million of acquisition costs, and $20.2 million of operating expenses.  For the nine months ended September 30, 2000, total expenses were $233.3 million, consisting of $144.4 million of losses and loss expense, $56.4 million of acquisition costs, and $32.5 million of operating expenses.

 NET UNDERWRITING INCOME

Gross premiums written declined by $10.6 million, or 33.4%, for the three months ended September 30, 2001, compared to the corresponding prior year period.  For the nine months ended September 30, 2001, gross premiums written decreased by $89.4 million, or 54.1% when compared with the same prior year period.  The reduction, for the most part, is a reflection of the Company’s stated objective to reduce premium writings, concentrating on those markets that offer the best profit opportunities.  In addition, the Company rescinded one medical treaty underwritten in 1999 in the first quarter of this year, which resulted in a reduction in Gross Written and Net Earned Premium of $9.5 million, respectively.

An underwriting profit (before operating costs) of $3.9 million and $4.4 million was posted in the quarter and nine months ended September 30, 2001, respectively. Business underwritten in 2001 contributed approximately one-half of this result as premiums written this year are now beginning to earn through. Also, we are seeing positive development on business written last year.  The year to date results were negatively impacted by the cost of $2.2 million incurred in the first quarter to exit certain unprofitable books of business that automatically would have renewed.  Rate increases being effected on premiums written in respect of the 2001 underwriting year are now having an effect on underwriting results, and are expected to contribute significantly more in ensuing quarters as that premium is earned.  It is important to note that the significant reserving done in the third quarter of last year continues to prove adequate in connection with the Company’s efforts to close out the 1998 and the 1999 underwriting years.

Underwriting results for the three months ended September 30, 2001 and 2000, by line of business and in total were as follows:

Three months ended
September 30, 2001		Personal
U.S. dollars in thousands	Medical	Accident	Credit	Life	Other	Total

Gross premiums written	$21,218	$5,627	$(4,340)	$(1,746)	$455	$21,213

Net premiums written	9,430	5,099	(4,359)	(1,714)	442	8,898

Net premiums earned	16,688	9,856	513	(383)	558	27,232
Losses and loss expenses	2,731	11,301	221	(252)	761	14,762
Acquisition costs	5,054	3,568	469	4	(534)	8,561
Operating costs	4,029	2,129	111	(83)	121	6,307

Net underwriting income (loss)	$4,874	$(7,142)	$(288)	$(52)	$210	$(2,398)

Three months ended
September 30, 2000		Personal
U.S. dollars in thousands	Medical	Accident	Credit	Life	Other	Total

Gross premiums written	$28,314	$5,520	$(2,039)	$735	$(698)	$31,832

Net premiums written	13,987	4,301	(1,906)	559	(931)	16,010

Net premiums earned	26,647	11,908	(306)	1,288	219	39,756
Losses and loss expenses	26,589	16,066	(510)	1,862	470	44,477
Acquisition costs	11,772	5,000	732	534	226	18,264
Operating costs	10,081	4,603	100	498	85	15,367

Net underwriting income (loss)	$(21,795)	$(13,761)	$(628)	$(1,606)	$(562)	$(38,352)

For the quarter ended September 30, 2001, as mentioned previously, overall gross written premiums declined from prior year levels.  The majority of the decline is in medical writings.  The third quarter includes the effect of a 50/50 co-reinsurance management agreement between ESG Re North America Ltd., a subsidiary of the Company, and Ace Capital Re Overseas Ltd., entered into on November 1, 2001, with effect from January 1, 2001.  ESG Re North America Ltd. writes primarily North American medical coverage.

The negative amounts reported for the Life and Credit books of business in the third quarter is a function of adjusting estimated written premium to actual as current information is received from cedants.  Also, the Company continues to experience negative development on its Norwegian personal accident book from prior underwriting years.

Underwriting results for the nine months ended September 30, 2001 and 2000, by line of business and in total were as follows:

Nine months ended
September 30, 2001		Personal
U.S. dollars in thousands	Medical	Accident	Credit	Life	Other	Total

Gross premiums written	$67,271	$24,761	$4,883	$(3,139)	$2,412	$96,188

Net premiums written	50,867	21,567	5,088	(4,000)	2,241	75,763

Net premiums earned	61,352	45,365	(251)	(898)	2,455	108,023
Losses and loss expenses	36,365	35,801	(1,477)	(1,628)	1,924	70,985
Acquisition costs	19,231	14,679	497	110	(953)	33,564
Operating costs	11,664	8,035	(22)	(180)	448	19,945

Net underwriting income (loss)	$(5,908)	$(13,150)	$751	$800	$1,036	$(16,471)

Nine months ended
September 30, 2000		Personal
U.S. dollars in thousands	Medical	Accident	Credit	Life	Other	Total

Gross premiums written	$129,557	$51,741	$1,982	$5,356	$3,131	$191,767

Net premiums written	109,341	46,844	1,950	4,822	2,207	165,164

Net premiums earned	118,080	42,828	5,910	4,593	2,602	174,013
Losses and loss expenses	97,138	39,110	2,032	3,505	2,610	144,395
Acquisition costs	36,435	13,411	3,626	1,571	1,344	56,387
Operating costs	19,638	7,988	767	869	708	29,970

Net underwriting income (loss)	$(35,131)	$(17,681)	$(515)	$(1,352)	$(2,060)	$(56,739)

For the nine months ended September 30, 2001, gross written premiums are approximately last year’s level, again, in line with the company’s stated objectives.  The net underwriting loss was a function of total operating costs as the majority of earned premium from prior underwriting years is contributing little in the way of underwriting profits, again in line with expectations.  Improvement in net underwriting income will be a function of operating results from the 2001 underwriting year, as those premiums are earned, and management of operating costs in line with reduced premium writings.

Operating Ratios

The operating ratios for the three months ended September 30, 2001 and 2000, by line of business and in total were as follows:

Three months ended		Personal
September 30, 2001	Medical	Accident	Credit	Life	Other	Total

Loss ratio	16.4%	114.7%	43.1%	65.8%	136.4%	55.2%
Acquisition expense ratio	30.3%	36.2%	91.4%	(1.0)%	(95.9)%	31.4%
Loss and acquisition expense ratio	46.7%	150.9%	134.5%	64.8%	40.5%	85.6%
Operating expense ratio						23.2%

Combined ratio						108.8%

Three months ended		Personal
September 30, 2000	Medical	Accident	Credit	Life	Other	Total

Loss ratio	99.8%	134.9%	n/m	144.6%	214.6%	111.9%
Acquisition expense ratio	44.2%	42.0%	n/m	41.4%	103.2%	45.9%
Loss and acquisition expense ratio	144.0%	176.9%	n/m	186.0%	317. 8%	157.8%
Operating expense ratio						38.7%

Combined ratio						196.5%

The positive development on the North American medical book in the three months ended September 30, 2001 contributed significantly to the 16.4% loss ratio reported above.  The nine months’ result for this book is more reflective of the expected loss ratio on the overall book.

The operating ratios for the nine months ended September 30, 2001 and 2000, by line of business and in total were as follows:

Nine months ended September 30, 2001	Medical	Personal Accident	Credit	Life	Other	Total

Loss ratio	59.3%	78.9%	n/m	n/m	78.4%	65.7%
Acquisition expense ratio	31.3%	32.4%	n/m	n/m	(38.8)%	31.1%
Loss and acquisition expense ratio	90.6%	111.3%	n/m	n/m	39.6%	96.8%
Operating expense ratio						18.5%

Combined ratio						115.3%

Nine months ended September 30, 2000	Medical	Personal Accident	Credit	Life	Other	Total

Loss ratio	82.3%	91.3%	34.4%	76.3%	100.3%	83.0%
Acquisition expense ratio	30.8%	31.3%	61.3%	34.2%	51.7%	32.4%
Loss and acquisition expense ratio	113.1%	122.6%	95.7%	110.5%	152.0%	115.4%
Operating expense ratio						17.2%

Combined ratio						132.6%

The operating expense ratios for the three months and nine months ended September 30, 2001 and 2000, respectively, were calculated by expressing total administrative expenses net of corporate office expenses as a percentage of net premiums earned.  Total operating expenses for the three months ended September 30, 2001 represent 70.1% of net premiums written and 23.2% of net premiums earned, compared to 96.0% and 38.7%, respectively, for the prior year.  Total operating expenses for the nine months ended September 30, 2001 represent 26.3% of net premiums written and 18.5% of net premiums earned, compared to 18.1% and 17.2%, respectively, for the prior year.  Savings currently being generated from the rationalization of the company’s traditional reinsurance business are being invested in the expansion of its ESG-Direct division.  The Company has a stated objective to further rationalize its expense base to bring it more in line with industry norms for the premium volume now being written.

Geographical Distribution

The distribution of gross written premiums for the three months ended September 30, 2001 and 2000 and for the year ended December 31, 2000, is as follows:

	Three months ended September 30, 2001	Three months ended September 30, 2000	Year ended December 31, 2000
Western Europe	(19.0)%	1.8%	18.4%
North America	83.7%	95.7%	53.8%
Latin America	6.2%	(9.4)%	15.7%
Asia	15.2%	7.9%	5.6%
Other	13.9%	4.0%	6.5%

Total	100.0%	100.0%	100.0%

The Company expects to continue writing North American business given the current favorable market conditions.

The distribution of gross written premiums for the nine months ended September 30, 2001 and 2000 and for the year ended December 31, 2000, is as follows:

	Nine months ended September 30, 2001	Nine months ended September 30, 2000	Year ended December 31, 2000
Western Europe	26.7%	20.1%	18.4%
North America	48.7%	56.6%	53.8%
Latin America	4.9%	18.7%	15.7%
Asia	13.5%	2.5%	5.6%
Other	6.2%	2.1%	6.5%

Total	100.0%	100.0%	100.0%

Product Mix

The distribution of gross premiums written by line of business for the three months ended September 30, 2001 and 2000, and for the year ended December 31, 2000 was as follows:

	Three months ended September 30, 2001	Three months ended September 30, 2000	Year ended December 31, 2000
Medical	100.0%	88.9%	71.0%
Personal Accident	26.5%	17.4%	22.0%
Credit	(20.5)%	(6.4)%	1.4%
Life	(8.2)%	2.3%	3.7%
Other	2.2%	(2.2)%	1.9%

Total	100.0%	100.0%	100.0%

The distribution of gross premiums written by line of business for the nine months ended September 30, 2001 and 2000, and for the year ended December 31, 2000 was as follows:

	Nine months ended September 30, 2001	Nine months ended September 30, 2000	Year ended December 31, 2000
Medical	69.9%	67.6%	71.0%
Personal Accident	25.7%	27.0%	22.0%
Credit	5.1%	1.0%	1.4%
Life	(3.3)%	2.8%	3.7%
Other	2.6%	1.6%	1.9%

Total	100.0%	100.0%	100.0%

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

Management Fee Revenue

Management fee revenue for the quarter was negative $132 thousand representing a downward adjustment of estimated commissions due to the Company from overrider arrangements with retrocessionaires. The reduction of $356 thousand from the corresponding prior period is due to the company retaining more business for its own account.

For the nine months ended September 30, 2001, management fee revenue was $288 thousand, a reduction of $892 thousand from the corresponding period in 2000, due to the company retaining more business for its own account.

Operating Expenses

Total administrative expenses for the three months ended September 30, 2001 were $6.4 million, compared to $16.4 million for the three months ended September 30, 2000 and $7.1 million for the three months ended June 31, 2001.  The decrease in the quarter when compared to the second quarter of this year was the result of adding $0.9 million to the company’s legal reserve in the second quarter to cover estimated costs associated with resolving disputes in respect of certain reinsurance contracts.  Otherwise, savings generated from various actions being taken to right size the traditional reinsurance division are being invested in the ESG Direct segment as the Company effects its strategy to expand those operations into Southern Europe.

Net Realized Investment Losses

Following the work done late last year to fully address the underwriting issues of the past, the Company initiated a full review and audit of all entities where it holds a minority shareholding interest.  Based on the initial results of this exercise, it adjusted its carrying value of these investments by $4.2 million in the second quarter.  This provision is included in Net Realized Investment Losses.  The current realizable value for these investments is reported at $14.8 million at September 30, 2001. In October 2001, the Company concluded the sale of its shareholding in Atlanticare, Inc for $1.25 million. The loss of approximately $3.4 million was covered by the second quarter provision.

INVESTMENT RESULTS

The investment results for the three months ended September 30, 2001 and 2000 were as follows:

Three Months ended September 30, 2001 U.S dollars in thousands	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains
Investments – available for sale	$164,483	$2,305	5.6%	$215
Other investments	14,375	107	3.0%	--
Cash and cash equivalents	6,641	100	6.0%	--
Total	$185,499	$2,512	4.9%	$215

Three Months ended September 30, 2000 U.S dollars in thousands	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains
Investments – available for sale	$176,938	$3,255	7.4%	$472
Other investments	14,724	89	2.4%	--
Cash and cash equivalents	18,006	256	5.7%	--
Total	$209,668	$3,600	6.9%	$472

(1)  Net investment income is net of investment-related expenses

The investment results for the nine months ended September 30, 2001 and 2000 were as follows:

Nine Months ended September 30, 2001 U.S dollars in thousands	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Losses
Investments – available for sale	$168,350	$8,802	6.4%	$1,683
Other investments	16,426	469	3.8%	(4,200)
Cash and cash equivalents	18,032	696	5.1%	--
Total	$202,808	$9,247	5.1%	$(2,517)

Nine Months ended September 30, 2000 U.S dollars in thousands	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Losses
Fixed maturity investments	$177,432	$8,760	6.6%	$(599)
Other investments	13,287	345	3.5%	--
Cash and cash equivalents	22,490	586	3.5%	--
Total	$213,209	$9,691	6.1%	$(599)

(1)  Net investment income is net of investment-related expenses

Liquidity and Capital Resources

As of September 30, 2001, total investments and cash were $185.3 million compared to $212.2 million at December 31, 2000.  Cash flow from operating activities for the nine months ended September 30, 2001 was a negative $23.9 million.  All fixed maturity securities in the Company’s investment portfolio are classified as available for sale and are carried at fair value.  The fixed maturity investment portfolio as of September 30, 2001 and December 31, 2000, were as follows:

As at September 30, 2001 U.S. dollars in thousands	Fair Value	Duration (Years)	Market Yield	Average Credit Rating
Corporate securities	$64,415	3.2	5.4%	AA
U.S. treasury securities and obligations of U.S. government corporations and agencies	45,603	3.7	4.8%	AAA
Mortgage & Asset backed securities	27,035	2.8	7.1%	AAA
Obligations of states and political subdivisions	22,326	2.5	5.0%	AAA
Foreign currency debt securities	5,629	1.1	4.2%	AAA

Total	$165,008	2.7	5.3%	AA

As at December 31, 2000 U.S. dollars in thousands	Fair Value	Duration (Years)	Market Yield	Average Credit Rating
Corporate securities	$71,382	3.0	6.6%	A+
U.S. treasury securities and obligations of U.S. government corporations and agencies	38,127	2.4	6.1%	AAA
Mortgage & Asset backed securities	33,771	3.0	8.1%	AAA
Obligations of states and political subdivisions	18,753	3.0	7.3%	AA+
Foreign currency debt securities	6,445	1.6	4.5%	AAA

Total	$168,478	2.6	6.5%	AA

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

Shareholders’ equity as of September 30, 2001 was $110.1 million compared to $113.6 million at December 31, 2000.  Book value per common share decreased to $9.34 as of September 30, 2001 from $9.64 as of December 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

INFLATION

Inflation has not had a material impact on the Company’s operations for the periods presented.  The Company writes reinsurance business in Latin America, which has experienced periods of high inflation.  However, it is possible that future inflationary conditions may impact subsequent accounting periods.

THE EURO

On January 1, 1999, a single currency, the “euro” was adopted as the national currency of the 11 participating countries in the European Monetary Union, including Ireland and Germany, two of the countries in which the Company operates and in which the Company maintains a significant presence.   The Company’s Irish and German subsidiaries will not be required to use the euro for accounting purposes prior to January 1, 2002.  Currently, the Company expects that the impact of the conversion will have no material impact on the Company’s operations, accounting systems or financial reporting.

RISK FACTORS

Certain statements and information included in this Form 10Q constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements express our intentions, strategies or predictions for the future.  In addition, from time to time, the Company may make forward-looking statements, orally or in writing.  Forward-looking statements in the Form 10Q include, among others, statements regarding:

•      the impact of rate increases on premiums written over the 2001 underwriting year

•      the ongoing adequacy of the Company’s loss reserves

•      the Company’s continuing ability to increase premium rates and strengthen terms of trade in the North and Latin American markets without major loss of business, and

•      the anticipated growth in direct business in Asia and Europe

These forward-looking statements involve known or unknown risks, uncertainties or other factors which may cause actual results to materially differ from predictions made by the Company.  These factors include, among other things:

•      incidence of claims at a frequency or severity that exceeds the Company’s estimates

•      the Company’s inability to maintain relationships with key clients

•      the Company’s inability to anticipate the cyclical changes of the reinsurance market

•      change in U.S. or foreign tax laws or interpretations of such laws that are adverse to the Company’s interests

•      the inadequacy of the Company’s loss reserves

•      fluctuation of foreign currency exchange rates

•      the passage of legislation, in any jurisdiction in which the Company does business, that subjects the Company to additional regulation

•      loss of key employees

•      changes in the application of the current regulatory environment

•      major medical technology changes in the US

•      negative changes in the rating

•      recession in any key markets

•      uncertainties and costs associated with litigation and claims asserted or threatened against the Company, including litigation threatened by ESG shareholders

•      naïve capacity in the reinsurance market

•      significant changes in data protection laws in key markets; and

•      inability to continue to develop and maintain systems that support the Direct business in Asia and Europe

We undertake no obligation to update any forward-looking statements, whether as a result of new information or other wise, other than as required by law.  All subsequent written or oral forward-looking statements attributable to the Company are qualified by the cautionary statements in this Report on Form 10Q.

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as disclosed herein, there are no lawsuits pending, or to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries or affiliates is a party or of which any of their properties is subject other than the routine litigation incidental to the business.  Please refer to the notes to the financial statements under 3 (E). In amendments to their respective Schedules 13D filed with the Securities and Exchange Commission in September and October 2001, Vicuna Advisors LLC and SC Fundamental LLC (and their related entities) (“Investors”) stated that they were considering the possibility of initiating litigation against the Company in Bermuda. The Investors stated that they were considering a proceeding alleging that the Company’s affairs had been conducted in a manner that was oppressive to minority shareholders. The Investors indicated that such a proceeding might seek, among other remedies, an order removing ESG’s Chairman of the Board from service as a Company director and cancellation of certain equity-based benefits paid to the Chairman. The Company believes that the potential claims described by Investors are without merit. To date, the Company has received no notice indicating that Investors have initiated the threatened litigation in Bermuda.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

On November 8, 2001, under authority granted by the shareholders in December 1997, the Board increased the number of directors from six to seven and appointed Mr. Tony Hobson to fill the newly-created vacancy.  A copy of the press release issued by the Company is attached as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit 10.1            Subscription Agreement and Bondholders Conversion Agreement relating to an investment in 4Sigma (Bermuda) Ltd.

Exhibit 11.1            Computation of Earnings Per Share

Exhibit 15.1            Consent of Deloitte & Touche

Exhibit 99.1            Press release dated November 8, 2001 announcing appointment of new director

(b)   Reports on Form 8-K

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2001
ESG RE LIMITED

	By:	/s/ Mark E. Oleksik
Name: Mark E. Oleksik
Title: Senior Financial Officer & Controller