Form 10-K405
period 2001-12-31
ESG RE LTD
filed 2002-04-01
CIK 1049624

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission File Number 000-2348

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes: ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 15, 2002, was $33,365,143 based on the closing price of $3.85 on that date.

        The number of the Registrant's common shares (par value $1.00 per share) outstanding as of March 15, 2002 was 11,831,818.

Documents Incorporated by Reference:

        Portions of the Definitive Proxy Statement in connection with the 2002 Annual General Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2001, pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

PART I.

        Unless the context requires otherwise, references in this Form 10-K to "ESG," "we," "us," "our" and "ours" mean ESG Re Limited and the subsidiaries through which it operates.

ITEM 1.    BUSINESS

General Development of ESG's Business

        We provide traditional reinsurance, insurance products and insurance product marketing and development services to insurers and financial institutions worldwide. We operate two complementary business segments, ESG Reinsurance and ESG Direct. Our larger segment, ESG Reinsurance, provides medical, personal accident, credit life, disability, and special risks reinsurance to insurers and selected reinsurers. The current focus of our reinsurance segment is reinsuring medical risks in the United States. ESG Direct is a smaller but growing segment of our business. Through ESG Direct, we provide direct marketing services, expertise in the development of reinsurance and insurance products, and supporting technology to financial institutions in Asia, Europe and Australia.

        Our principal executive and underwriting offices are located in Dublin, Ireland. Through our support center in Dublin, we provide centralized global support for underwriting, claims, systems and technology, finance and accounting, legal, human resources and policy administration.

        We were formed on August 21, 1997, as an exempted company limited by shares under the laws of Bermuda and completed an initial public offering of our stock in December 1997. Prior to 1997, our predecessor operated a reinsurance management business through European Specialty Group Holding AG, a German subsidiary.

ESG Reinsurance

Reinsurance Industry Overview

        Reinsurance is a form of insurance in which a reinsurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, against all or part of the liability underwritten by the ceding company under one or more insurance contracts. Reinsurance can provide a ceding company with several major benefits, including:

  •
  a reduction in net liability on individual risks,

  •
  protection against catastrophic losses,

  •
  reduction of financial leverage, and

  •
  stabilization of operating results.

        Reinsurance may also provide a ceding company with the ability to increase its underwriting capacity by allowing the insurer to accept larger risks and write more business than would be possible without a corresponding increase in its capital and surplus position. Reinsurance does not, however, discharge the ceding company from its liability to policyholders.

        Reinsurers indemnify ceding companies on either a pro rata basis or an excess of loss basis. Under pro rata reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses in excess of a specified dollar amount, known as the ceding company's "retention" or "attachment point," which is generally subject to a negotiated reinsurance contract limit.

        Premiums payable to the reinsurer by the ceding company for excess of loss coverage are not directly proportional to the premiums the ceding company receives because the reinsurer does not assume a proportionate risk. Under pro rata reinsurance, the reinsurer generally pays the ceding company a commission. This ceding company commission generally is based on the ceding company's costs of acquiring the business being reinsured, including commissions, premium taxes, assessments and administrative expenses. There is normally no ceding company commission on excess of loss reinsurance.

        Reinsurers may purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer's business is called a retrocession or "outward risk" reinsurance. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual risks, protect against catastrophic losses, obtain underwriting capacity, reduce financial leverage and stabilize operating results.

        Reinsurance can be written through professional reinsurance brokers or directly with ceding companies. From a ceding company's perspective, both the broker market and the direct market have advantages and disadvantages. A ceding company's decision to select one channel market over the other will be influenced by its perception of such advantages and disadvantages relative to the reinsurance coverage being placed.

ESG Reinsurance Operations

        The major lines of business of our reinsurance operations are:

  •
  medical expense,

  •
  personal accident and disability,

  •
  credit, and

  •
  life.

  Medical Expense

        Medical expense reinsurance consists primarily of reinsuring medical expense reimbursement plans, specific and aggregate, short-term travel, defined illnesses and dread diseases, as well as medical expense add-on coverages and top-up benefits. To properly evaluate these reinsurance risks, we rely on our detailed knowledge of the underlying insurance product, active risk management and actuarial rating manuals.

        We encourage our ceding clients through regular client meetings and audits to employ stringent cost control and loss prevention measures, such as managing a patient's choice of doctors and hospital networks, reducing benefit utilization and claims frequency.

        Our largest medical reinsurance operation, ESG Re North America Limited, is based in Toronto, Ontario, Canada. Our Toronto office is responsible for generating reinsurance business in the U.S. medical market. We have committed significant resources and capital to this operation to take advantage of current opportunities in the U.S. medical market. In order to reduce the earnings volatility that may result from such a concentrated investment, we have co-reinsured 50% of our U.S. medical portfolio with another reinsurer. This co-reinsurance arrangement was in effect during 2001, and we expect it to be in effect throughout 2002. In addition, we are pursuing opportunities to create partnerships with leading insurers to develop and market a critical illness product in the United States.

  Personal Accident and Disability

        Our personal accident reinsurance covers:

  •
  accidental death,

  •
  dismemberment,

  •
  permanent, temporary, partial or total disability,

  •
  loss of occupational license, and

  •
  occupational accident.

        By acquiring direct knowledge of the underlying business through personal relationships with cedants and producers in the country of origin, we attempt to differentiate our products and services from other reinsurers.

  Credit Life

        We reinsure the risk arising from defaults on credit card repayments or loan agreements following death, accident or involuntary unemployment. We have considerable expertise in the production, underwriting and administering this class of business in Portugal, which is the primary geographic focus of our credit reinsurance business. We also conduct credit life operations elsewhere in Europe and Australia.

  Life

        We write a small book of both term and sub-standard life reinsurance using a consultant actuary to ensure sound underwriting practices.

  Primary Insurance Operations Under ESG Reinsurance

        In addition to ESG's reinsurance operations, we have two subsidiaries that write primary insurance policies as well as, to a lesser extent, reinsurance policies. One of these companies is based in the former Soviet State of Georgia, and the other in Ireland. The Georgian company, IMEDI L Insurance Company Limited (IMEDI), sells property and casualty insurance to individuals and companies seeking to insure themselves against these risks. We have recently made changes to our underwriting policies at IMEDI to limit our underwriting exposure. The Irish company, Accent Europe Insurance Company, Ltd., offers accident and health insurance products.

ESG Direct

        Through ESG Direct, we offer marketing, product development, and technology expertise from a team of experienced professionals in Asia, Europe and Australia. In 2001, we initiated a direct marketing operation in Europe to expand our European operations. We also opened a Representative office in Portugal to develop bancassurance business in that market. Bancassurance is a form of insurance in which a bank or other lender sells insurance to a customer to protect against risk of default due to death, accident, involuntary unemployment or other sudden event.

        ESG Direct complements our core reinsurance business by providing our customers with product development and direct marketing strategies, as well as the technological infrastructure necessary to run an expanding insurance business. For most of ESG Direct's customers, we market insurance products on behalf of the customer, and the customer purchases reinsurance from us to cover its insurance risks on the insurance product once it is sold. The bancassurance component of our ESG Direct business segment focuses on assisting banks, lenders, finance houses, credit unions, credit card issuers and other financial institutions in the marketing of their credit insurance products. We will continue to invest in and expand on these direct marketing and bancassurance operations in 2002.

        We also offer assistance to ceding companies and other partners in the areas of underwriting, actuarial systems, product design, and marketing. We hope to expand this business by capitalizing on our experience as a reinsurer and a primary insurer to sell these customers packages of services that will improve the quality of insurance products they are able to market.

Gross Premiums for Major Lines of Business

        Our gross premiums written in 2001 totaled approximately $134.4 million compared to approximately $245.0 million in 2000 and approximately $333.0 million in 1999. The breakdown of gross premiums written for the years ended December 31, 2001, 2000 and 1999 by major lines of business was as follows:

	2001	2000	1999
Medical Expense	77.7%	71.0%	75.7%
Personal Accident and Disability	20.5%	22.0%	19.9%
Credit Life	1.2%	1.4%	0.6%
Life	(1.0)%	3.7%	2.1%
Other	1.6%	1.9%	1.7%

Total	100.0%	100.0%	100.0%

        For a breakdown of our products by business segment, refer to the product mix table under "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

Business by Geographic Area

        We conduct our business in four principal geographic areas defined on the basis of where the underlying risk is located:

  •
  Western Europe

  •
  North America

  •
  Latin America

  •
  Other (primarily Asia)

        For a more detailed discussion of the geographic areas where we conduct our business, see Note 16 to our Consolidated Financial Statements.

Discontinued Operations

        Effective as of June 30, 2000, as described below, we divested our health care operations in accordance with a plan approved by our Board of Directors and now report the results from our former health care segment as discontinued operations. In 2000, we restated prior periods to reflect the status of this segment as a discontinued operation. For a more complete discussion of our discontinued health care operations, see "Management's Discussion and Analysis of Operations" and Note 11 to our Consolidated Financial Statements.

Market Growth

        Our long-term business strategy is to achieve underwriting profits and provide value to our clients by expanding our core reinsurance and direct marketing businesses on a selective basis, and increasing the quality of our underwriting. Although we have scaled back our traditional reinsurance business in less profitable areas, the primary area where we continue to offer reinsurance, the U.S. medical market, still provides growth opportunities because of our expertise, experience and existing relationships. We are well positioned to benefit from ESG Direct's growth, which we believe will lead to new reinsurance partnerships with providers of bancassurance, life, and accident insurance.

        We intend to develop those reinsurance products and services necessary to meet the demands of an evolving insurance market. Where insurers develop new types of insurance, or where new types of institutions enter the insurance market, we will offer them our reinsurance services if we believe that opportunities for profit exist. We believe that our flexibility will enable us to take advantage of new opportunities if and when they present themselves.

Underwriting

        In early 2000, we centralized our underwriting operations in Dublin, Ireland. We employ a disciplined and centralized approach to underwriting, designed to maximize our underwriting profitability. Our emphasis is now on the profitability of risks rather than premium volume and, accordingly, our gross premiums written declined from $245.0 million in 2000 to $134.4 million in 2001. We concentrate our resources in those areas and on those products which indicate the greatest potential for profit. We have not renewed contracts with ceding companies when underwriting results were not in line with our expectations.

        We protect our portfolio by effecting non-proportional reinsurance coverage in various layers to defend against large individual and aggregate losses and risks of known and unknown concentration. We intend to continue to effect proportional coverage on underwritten risks that might have fluctuating results.

        As part of our underwriting process, we focus on the experience and reputation of the proposed ceding company, the likelihood of establishing a long-term relationship, the geographic area in which the ceding company conducts business and the ceding company's market share. We also review historical loss data in order to compare the ceding company's historical loss experience to industry averages, as well as the perceived financial strength of the ceding company. In addition, when appropriate, we conduct underwriting and claim audits at the offices of ceding companies to ensure that they operate within our guidelines. Underwriting audits focus on the quality of the underwriting staff, the selection and pricing of risks and the capability of monitoring price levels over time. Claim audits are performed in order to evaluate the client's claims handling abilities and practices.

        We have developed corporate underwriting manuals, guidelines and procedures which govern all of our underwriting evaluations, including our North American, Latin American, European, Asian and other international operations, subject to further refinement in the divisional underwriting guidelines due to applicable local political, economic and other factors. We have structured our reinsurance underwriting operations according to business lines and geographic regions. Specific underwriters in Ireland are responsible for underwriting the business according to internal guidelines and procedural and underwriting manuals.

        Together with co-reinsurers, we provide the following gross underwriting capacities for 2002:

Medical Expense	$5 million per person per annum
Personal Accident and Disability	$250,000 any one person and $5 million known accumulation
Credit Life	$1 million any one person

        Our co-reinsurance agreement with ACE Capital Re Overseas Limited (ACE) allows us to share risks of medical expense and personal accident reinsurance coverage on a 50:50 basis. For risks attaching during 2001, we were not exposed to liabilities in excess of $250,000 per person, on medical expense business, and in excess of $1,000,000 per person, on personal accident business.

        We protect our risk exposures by placing a percentage of our business with high quality retrocessionaires. We adhere to strict guidelines about the retention levels that we hold, and the quality of retrocessionaires with which we retrocede business.

Claims

        We operate an internal claims management, support and payment function. Unlike many other reinsurers, in many instances we are involved in claims administration with our ceding clients either directly or through third party claims administrators as soon as the insured makes a claim against its policy. Many of our reinsurance treaties contain either "claims control" or "claims co-operation" clauses that permit us to maintain this involvement from the first dollar level. Claims control clauses allow us to determine the extent to which our ceding client will pay an initial claim, and claims co-operation clauses allow us to make this determination jointly with the ceding client.

        We believe that this pro-active approach of claims management may improve the claims performance of our ceding clients, and thereby reduce our reinsurance claim costs, particularly in the area of medical reinsurance. In addition, our early involvement in the claims process allows us to be constantly aware of claims development so we can establish reserves earlier and more accurately.

        Our professional claims staff, based in Dublin, Ireland:

  •
  review initial loss reports and coverage issues,

  •
  monitor claims handling activities of ceding companies,

  •
  establish and adjusts proper case reserves, and

  •
  approve the payment of claims.

        In addition to claims assessment, processing and payment, our claims staff itself or through external auditors selectively conduct claims audits of both specific claims and overall claims procedures at the offices of selected ceding clients and their managing general underwriting agents. In most instances, insurance claims are handled by third-party claims service providers which have limited authority and are subject to oversight by our claims staff. These audits may include underwriting, claims, financial and systems audits. These audits test compliance and discover weaknesses in the reporting and reserving system of a ceding client and help the ceding client to arrive at a realistic and timely methodology to evaluate risk exposure. We rely upon our ability to effectively monitor the claims handling and claims reserving practices of our ceding clients in order to establish the proper reinsurance premiums for reinsurance agreements and to establish proper loss reserves.

Reserves

        We establish reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing reserves can be a complex and imprecise process, requiring the use of informed estimates and judgments. We sometimes revise our estimates and judgments when additional information becomes available, as new and improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates and losses, which would be reflected in our results of operations in the period in which the estimates are changed.

        We expect that, due to the short-tail nature of most of our lines of business, most claims under our treaties will generally become known and ascertainable within approximately 12 to 36 months from the date the insurance policy is written.

        In accordance with U.S. GAAP, we also maintain reserves for claims incurred but not reported. We establish these reserves to provide for future case reserves and loss payments on incurred claims that have not yet been reported to our ceding clients. In calculating these reserves, we use generally accepted reserving techniques that take into account quantitative loss experience data, together with, where appropriate, qualitative factors. These reserves are based on claim experience and are grouped both by class of business and by accident year. These reserves are adjusted to take into account additional factors that can be expected to affect our liability for claims over time, such as changes in the volume of business written, reinsurance contract terms and conditions, the mix of business, claims processing and inflation.

        Although we believe that adequate reserves have been made for the liability of losses and loss expenses based on all available information, there can be no assurance that ultimate losses will not differ significantly from the amounts provided.

Competition

        The reinsurance industry is highly competitive. Many factors affect competition in the reinsurance market, including the perceived overall financial strength of the reinsurer, the credit rating of the reinsurer, underwriting expertise, the jurisdictions where the reinsurer is licensed or otherwise authorized, premiums charged, other terms and conditions of the reinsurance business offered, contract terms and conditions, services offered, speed of claims payment, reputation and experience. We compete in the North American, Latin American, European and other international reinsurance markets. Our competitors include independent reinsurance companies, subsidiaries or affiliates of established international reinsurance companies, reinsurance departments of primary insurance companies and underwriting syndicates, including those at Lloyd's of London. Some of these competitors have greater financial resources than we do and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. We also compete with providers of alternative forms of risk transfer such as investment banks, which offer capital market mechanisms such as the securitization of reinsurance risks, for primary insurers to transfer such risks directly to investors.

        Some of our competitors attempt to expand their market share by selling reinsurance products and services based solely on cost trends in that market. We do not intend to compete based solely on cost trends in a particular market if doing so requires us to price our products at unprofitable levels. If our competitors employ this strategy in any of the markets in which we operate, we could lose many or all of our customers and be unable to attract new customers in that market.

        Our competitors for ESG Reinsurance differ by market. In North America, our primary competitors are American Re Corporation and Everest Re Group, Ltd. In Latin America, our primary competitors are Latin America Re and Swiss Reinsurance Company. In Europe, our primary competitors are Munich Re, Swiss Re, Hanover Re and Lloyd's of London.

        ESG Direct also faces competition from companies that provide direct marketing, product development, and technology services comparable to ours. These companies can compete with ESG Direct on price and range of services. There are also companies that specialize in one or two of the services that ESG Direct offers who can compete with us on price and depth of knowledge in those areas.

        The primary competitors for ESG Direct are American International Group, Inc. and the ACE Group, both of which provide a full range of services similar to those that we offer. Other competitors of ESG Direct, including General Electric Capital, J.C. Penney and Remark, are experienced insurers and offer some of the same expertise we do in direct marketing and systems integration. Consulting and technology firms also compete with ESG Direct to provide financial institutions with technology and systems integration expertise.

Significant Customers

        For the year ended December 31, 2001, one customer, the Companion Insurance Company, accounted for approximately 20% of the net premiums earned of our ESG Reinsurance segment. For the year ended December 31, 2000 no one customer accounted for more than 10% of Net premiums earned for the ESG Reinsurance segment.

        For the year ended December 31, 2001, National Financial Management, Metropolitan Life, Prudential Assurance and Cardif Life, accounted for approximately 17%, 29%, 18% and 29% respectively of the net premiums earned of our ESG Direct segment. For the year ended December 31, 2000 National Financial Management and Cardif Life, accounted for approximately 40% and 47% respectively of the net premiums earned of our ESG Direct segment

Employees

        As of March 15, 2002, we had 162 full time employees. None of these employees is represented by a labor union. We do not expect to add significant additional marketing or administrative staff. We believe that our employee relations are generally good.

Regulation

        Our principal reinsurance and insurance companies are:

  •
  European Specialty Reinsurance (Bermuda) Limited—located in Bermuda

  •
  European Specialty Ruckversicherung AG—located in Germany

  •
  ESG Reinsurance Ireland Limited—located in Ireland

  •
  Accent Europe Insurance Company Limited—located in Ireland

  •
  IMEDI L International Insurance Company Limited—located in the former Soviet State of Georgia

Bermuda

        The Companies Act 1981 (as amended) and Related Regulations.    The Bermuda Companies Act of 1981 regulates the business of both ESG Re Limited and European Specialty Reinsurance (Bermuda) Limited.

        The Insurance Act 1978 (as amended) and Related Regulations.    The Bermuda Insurance Act 1978, as amended, and related regulations from time to time in force, regulate the business of ES Bermuda and provide that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority. The Bermuda Monetary Authority, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The Bermuda Monetary Authority is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the Bermuda Monetary Authority may impose conditions relating to the writing of some types of insurance.

        An Insurance Advisory Committee and related sub-committees, which are appointed by the Bermuda Monetary Authority, advises the Authority on matters connected with the discharge of its functions and supervises and reviews the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. In addition, the Insurance Advisory Committee may advise the Bermuda Monetary Authority on any matter relating to the development of the insurance industry in Bermuda.

        The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants to the Bermuda Monetary Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework are set out below.

        Cancellation of Insurer's Registration.    The Bermuda Monetary Authority may cancel an insurer's registration on the grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the Bermuda Monetary Authority, the insurer has not been carrying on business in accordance with sound insurance principles.

        Independent Approved Auditor.    Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer. The insurance company is required to file these financial statements and return annually with the Bermuda Monetary Authority. The auditor must be approved by the Bermuda Monetary Authority as the independent auditor of the insurer. The approved auditor may be the same person or firm which audits the insurer's financial statements and reports for presentation to its shareholders.

        Statutory Financial Statements.    An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements. These financial statements include, in statutory form, a balance sheet, income statement, statement of capital and surplus and detailed notes. The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under The Companies Act 1981 of Bermuda, which may be prepared in accordance with U.S. GAAP. Copies of ESG Bermuda's statutory financial statements must be filed annually together with its statutory financial return. The statutory financial statements must be maintained at the principal office of the insurer for a period of five years.

        Minimum Capital and Surplus.    Under the Insurance Act, ES Bermuda has been designated as a Class 3 composite insurer. The Insurance Act requires $1.25 million minimum capital and surplus for Class 3 composite insurers with a minimum paid up share capital of $370,000. Class 3 composite insurers are insurers that write both general business and long-term business.

        Minimum Solvency Margin.    The Insurance Act provides that the statutory assets of a Class 3 composite insurer writing general business must exceed its statutory liabilities by an amount equal to or greater than the applicable minimum solvency margin for that class. The applicable minimum solvency margin for a Class 3 composite insurer is 20% of net premiums written for the first $6 million of net premiums written plus 15% of net premiums written in excess of $6 million or 15% of the aggregate loss and loss expense provisions, whichever is greater. The minimum solvency margin for writers of long-term business is $250,000.

        Minimum Liquidity Ratio.    The Insurance Act provides a minimum liquidity ratio for insurers that write general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are categories of assets which, unless specifically permitted by the Bermuda Monetary Authority, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit and guarantees.

        Statutory Financial Return.    A Class 3 composite insurer is required to file with the Bermuda Monetary Authority an annual statutory financial return at the same time as it files its statutory financial statements but, in any event, no later than four months from the insurer's financial year end, unless specifically extended. The annual statutory financial return includes, among other matters, a report of the approved independent auditor on the insurer's statutory financial statements, an annual actuarial opinion on loss reserves prepared by the approved loss reserve specialist, a declaration of the statutory ratios and a solvency certificate.

        Supervision, Investigation and Intervention.    The Bermuda Monetary Authority may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Bermuda Monetary Authority believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to it, the Bermuda Monetary Authority may direct an insurer to produce documents or information relating to matters connected with the insurer's business.

        If it appears to the Bermuda Monetary Authority that there is a risk of the insurer becoming insolvent, the Bermuda Monetary Authority may direct the insurer not to:

  •
  take on any new insurance business;

  •
  not to vary any insurance contract if the effect would be to increase the insurer's liabilities;

  •
  not to make or realize specific investments;

  •
  to maintain in Bermuda or transfer to the custody of a Bermuda bank, certain assets; and

  •
  to limit its premium income.

        An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda to oversee the insurer's business and to report to the Bermuda Monetary Authority and the Registrar of Companies in connection with specific events. Unless the insurance has obtained the Bermuda Monetary Authority's approval, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as the insurer's principal representative, unless the insurer gives 30 days written notice to the Bermuda Monetary Authority of its intention to terminate the appointment of its principal representative. It is the principal representative's duty, within 30 days of his reaching the view that there is a likelihood of the insurer, for which he acts, becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a written report to the Bermuda Monetary Authority describing all of the particulars of the case that are available to him. Examples of an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Bermuda Monetary Authority relating to a solvency margin or a liquidity or other ratio.

        Dividends.    The Bermuda Companies Act 1981 allows dividend payments when there are reasonable grounds for believing that an insurer would be able to pay its debts as they fall due after payment of a dividend, and the realizable value of the insurer's assets would exceed the aggregate value of its liabilities and its issued share capital and premium accounts. The Bermuda Insurance Act 1978 requires ES Bermuda to meet the minimum solvency margin and a minimum liquidity ratio before declaring a dividend.

        Reduction of Statutory Capital.    Approval is needed from the Bermuda Monetary Authority for any reduction in total statutory capital of an insurance company of 15% or more. Applicants are required to show that the proposed reduction of capital will not cause ES Bermuda to fail to meet applicable statutory margin requirements in Bermuda.

        Compliance.    We are in compliance with all applicable Bermudan statutes and regulations.

Germany

        The German regulatory framework for the insurance industry is provided by the Insurance Supervisory Authority Law (Versicherungsaufsichtsgesetz, VAG). The supervision of all insurance companies domiciled in Germany—except those which function as providers of the Social Security Insurance—is the responsibility of the German Insurance Supervisory Authority (Bundesaufsichtramt fur das Versicherungawesen, BAV). The BAV is a supreme Federal Authority which is supervised by the Federal Ministry of Finance.

        The regulation of reinsurance has been largely liberalized. Consequently, except as set forth below, there are no detailed regulations for reinsurers under the law of the European Union or Germany.

        An insurance company engaged exclusively in the reinsurance business requires no license from the BAV. Reinsurance companies must make a summary filing with the BAV, setting forth the domicile and corporate form of the reinsurance company and the members of the executive and supervisory boards. The BAV encourages reinsurers to submit the names of the company's shareholders with its filing, and also to include the qualification of the members of the executive and supervisory boards. The submission of a business plan is not necessary.

        The applicability of the VAG is restricted to:

  •
  accounting and auditing procedures (§§ 55-59 VAG);

  •
  information and examination rights of the BAV (§ 83 VAG);

  •
  the provision on the effect of legal remedies (§ 89a);

  •
  the provision on how to enforce the BAV's powers (§ 93);

  •
  the provision on fees, publications and statistical data (§§ 101-103);

  •
  the criminal and administrative penalty provision regarding the false report by auditors (§ 137)

        the breach of secrecy (§ 138) and

  •
  the concluding provision on the reporting requirements to the BAV (§ 150)

Although many provisions of the VAG and the Capitalization Law (Kapitalausstattung VO) do not apply to reinsurers such as ES Rückversicherung AG, the BAV prefers that reinsurance companies have the same level of capitalization as primary insurers (approximately 16-18% of net premiums).

        Generally, the supervision by the BAV is designed primarily for the protection of the policyholders of direct insurers. Such policyholder protection intends to give the policyholder the security she needs as a potential creditor of direct insurance companies.

        Sections 55 - 59 of the VAG, which pertain to accounting and auditing of insurance companies, are also applicable to reinsurance companies.

        Compliance.    We are in compliance with all applicable German statutes and regulations.

Ireland

        Irish law directly regulates only two of our subsidiaries, ESG Reinsurance Ireland Limited and Accent Europe Insurance Company Limited (Accent).

        Regulation.    Direct insurance companies in Ireland, such as Accent are regulated by an extensive list of acts and regulations from the Assurance Companies Act 1909 to the Insurance Act 1989, as amended by The Insurance Act 2000, and the European Communities (Non Life Insurance)

Regulations 1976 to the European Communities (Non Life Insurance) Framework Regulations 1994. Direct insurance companies must be authorized by the Minister for Enterprise, Trade, and Employment before commencing business. These companies are subject to solvency requirements under the applicable regulations.

        Reinsurance companies incorporated in Ireland such as ESG Reinsurance Ireland Ltd, are not subject to authorization by the Irish Government. They are, however, required under section 22 of the Insurance Act 1989, to notify the Minister for Enterprise, Trade and Employment that they carry on the business of reinsurance and to provide information to the Minister regarding ownership, share capital, directors, senior management, accountants, auditors and solicitors as well as risks to be covered and related policy and other arrangements.

        Auditor's Report and Duties.    The Companies Act 1963 to 2001 requires all companies incorporated in Ireland to prepare and have audited annual accounts for their shareholders. Section 22(1) Insurance Act 1989 requires reinsurance companies to prepare their accounts in such form as the Minister may specify and such audited accounts are required to be filed in the Companies Registration Office and are available for public inspection.

        Compliance.    We are in compliance with all applicable Irish statutes and regulations.

The Former Soviet State of Georgia

        Georgia law directly regulates only one of our subsidiaries, IMEDI.

        Regulation.    The Georgian Parliament adopted an Insurance Regulation in 1996 regarding foreign ownership and capitalization requirements. Specific laws governing automobile third-party liability insurance and compulsory fire insurance were introduced in 1997 and 1999, respectively. Regulation is carried out by the Insurance State Supervision Service.

        Minimum Capital Requirements.    The minimum capital requirement for an insurance company to underwrite most lines of insurance is GEL500 thousand ($242 thousand). For a company carrying out life insurance, the requirement is increased to GEL600 thousand ($290 thousand) and to GEL1 million ($484thousand) for a company carrying out pension insurance.

        Compliance.    We are in compliance with all the statutes and regulations of Georgia that govern us.

United States and Other Countries

        We currently do not write insurance or reinsurance business in any jurisdiction except Bermuda, Ireland, Germany and the former Soviet State of Georgia. We have applied for authorization to do reinsurance business in Hong Kong. The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance within their jurisdictions by alien insurers, like ESG, who are not admitted to do business within these jurisdictions. With some exceptions, the sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited. We do not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction where the conduct of these activities would require that we be so admitted and we are not so admitted.

ITEM 2.    PROPERTIES

        We and our subsidiaries lease office space in Bermuda, Dublin, London, Lisbon, Toronto, Miami, Hong Kong, Rome, Madrid, Sydney and Bangkok and own an office located in the former Soviet State of Georgia. The owned property is currently valued at $290,000. We believe that our space is adequate to meet our current and expected needs.

ITEM 3.    LEGAL PROCEEDINGS

        We and our subsidiaries, in common with the insurance industry in general, are exposed to litigation, including claims for punitive damages, in the normal course of business. We do not believe that any of the litigation that we are involved in will have a material adverse effect on our financial condition, future operating results or liquidity. For a discussion of a pending lawsuit involving Odyssey Re, see Note 11 to our Consolidated Financial Statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II.

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Since December 12, 1997, our common stock has been traded on NASDAQ under the symbol ESREF. The highest and lowest sales prices of our common stock for each fiscal quarter since December 31, 1999 were as follows:

	High	Low
From January 1 to March 31, 2000	$6.52	$2.97
From April 1 to June 30, 2000	$4.53	$3.46
From July 1 to September 30, 2000	$4.01	$2.43
From October 1 to December 31, 2000	$4.00	$1.72
From January 1 to March 31, 2001	$2.69	$1.97
From April 1 to June 30, 2001	$3.71	$2.02
From July 1 to September 30, 2001	$3.74	$2.58
From October 1 to December 31, 2001	$5.30	$2.50

Number of Record Holders of Common Stock

        As of March 15, 2002, the number of record holders of our common stock was 145.

Dividend History and Restrictions

        Our dividend history for each fiscal quarter since December 31, 1999 is as follows:

Dividend Declared	Date Declared	Record Date of Shareholders	Date Paid
$0.08	February 25, 2000	March 15, 2000	March 30, 2000
$0.08	May 9, 2000	June 15, 2000	June 29, 2000
$0.08	August 10, 2000	September 15, 2000	September 28, 2000

        We have not declared or paid any dividends since September 2000. Our Board of Directors reviews our dividend policy quarterly. Under Bermuda law, we are not permitted to pay dividends unless we meet required solvency tests. For a further discussion of the restrictions on dividends under Bermuda law, see the discussion titled Dividends under the caption "Regulation-Bermuda" above and Note 18 to our Consolidated Financial Statements.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth the selected consolidated financial data for ESG and its subsidiaries. The financial statements included in this periodic report represent the financial performance and results of ESG as an insurer and a reinsurer for the years ended December 31, 2001, 2000, 1999 and 1998 and as a reinsurer and reinsurance management company for the year ended December 31, 1997.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	U.S. dollars in thousands except per share data
CONSOLIDATED OPERATING DATA
Gross managed premium	$181,710	$254,996	$347,900	$224,204	$100,000
Net premiums written	113,593	211,886	313,210	195,578	25,392
Net premiums earned	153,220	236,620	249,125	98,841	13,411
Investment income	12,177	12,924	13,515	12,930	598
Total revenues	160,533	249,032	262,589	115,827	17,839
Losses and loss expenses	104,566	187,241	199,031	61,364	7,449
Acquisition costs	45,840	78,566	66,296	26,714	4,693
Class B Warrants expense	—	—	—	—	3,626
Administrative expenses	27,529	37,119	26,490	11,965	7,736
Total expenses	178,312	305,650	290,996	100,043	23,504
Net underwriting income/(loss)	(24,713)	(66,306)	(39,045)	1,961	1,269
Loss expense ratio	68.2%	79.1%	79.9%	62.1%	55.5%
Acquisition expense ratio	29.9%	33.2%	26.6%	27.0%	35.0%
Loss and acquisition expense ratio	98.1%	112.3%	106.5%	89.1%	90.5%
Net income/(loss) before taxes	(17,779)	(56,618)	(28,407)	15,784	(5,665)
Income tax benefit/(charge)	1,339	—	(815)	(1,262)	569
Net income/(loss) from continuing operations	(16,440)	(56,618)	(29,222)	14,522	(5,096)
Net loss from discontinued operations	—	(5,178)	(12,772)	—	—
Net income/(loss)	(16,440)	(61,796)	(41,994)	14,522	(5,096)
Basic net income/(loss) per share from continuing operations	(1.39)	(4.79)	(2.20)	1.04	(4.11)
Diluted net income/(loss) per share from continuing operations	(1.39)	(4.79)	(2.20)	1.03	(4.11)
Basic net income/(loss) per share	(1.39)	(5.23)	(3.17)	1.04	(4.11)
Diluted net income/(loss) per share	(1.39)	(5.23)	(3.17)	1.03	(4.11)
Dividends declared per share	$—	$0.24	$0.32	$0.30	$—
CONSOLIDATED BALANCE SHEET DATA
Investments and cash	$154,931	$212,246	$221,549	$235,246	$236,976
Reinsurance balances receivable	190,526	241,587	276,112	168,274	25,785
Total assets	455,529	554,794	605,684	466,373	283,553
Unpaid losses and loss expenses	146,383	179,614	136,935	44,379	7,846
Unearned premiums	104,395	148,124	181,127	111,884	12,168
Total shareholders' equity	95,070	113,566	176,815	244,841	234,375
Book value per share	8.03	9.64	15.24	17.58	16.83
COMMON STOCK PRICE RANGE
High	$5.39	$6.52	$22.25	$28.75	$23.88(1)
Low	$1.97	$1.72	$5.13	$12.75	$21.50(1)

(1)
1997 stock prices are for the period from December 12, 1997, the date of the initial public offering, to December 31, 1997. The initial public offering price was $20.00 per share.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

        The following is a discussion and analysis of the financial condition, results of operations, liquidity and capital resources of ESG Re Limited and its subsidiaries. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes.

Principal Activities and Sources of Revenue

        Our principal activities include providing accident, health, credit, life, special risk reinsurance, direct insurance and related product marketing and development services. We also manage premiums on behalf of co-reinsurers on North American medical contracts. We report the results of our business activities under two segments: ESG Reinsurance and ESG Direct. We evaluate the results of these segments based on business written by each of our producing offices. ESG Reinsurance provides traditional reinsurance products, primarily in the U.S. medical insurance market, and ESG Direct provides direct marketing services, bancassurance services, and supporting technologies, as well as targeted reinsurance products for credit life and other special risks.

        We derive our revenues principally from:

  •
  premiums for reinsurance products,

  •
  fees for direct marketing services,

  •
  management fees, and

  •
  investment income.

Recent Developments

        Credit Ratings.    On March 8, 2002, Fitch Ratings has assigned Insurer Financial Strength Ratings of BB+ to ESG Reinsurance Bermuda Ltd., ESG Reinsurance Ireland Ltd. and European Specialty Ruckversicherung AG, with a Rating Outlook of Stable. In November 2001, Standard and Poor's increased its counterparty credit and insurer financial strength rating for ESG from "B+" to "BB-" with a change in the rating outlook from "Stable" to "Positive." "Positive" means that the rating may be raised. According to S&P, its capital adequacy model placed us at the high end of the "BBB" rating but that it would like evidence of continued progress in fiscal year 2002 before adjusting the rating further. There can be no assurance that we will continue to maintain either of these ratings.

        Effect of Terrorist Attacks.    We previously reported that our estimated total exposure related to the September 11, 2001 terrorist attacks would be less than $1 million. Additional information regarding an outstanding claim, which we received in December 2001, increased our estimated gross exposure to approximately $1.2 million, before taking account of recoveries from our reinsurers. We review our exposures and liabilities as a result of the events of September 11, 2001 on an ongoing basis. We may have additional liabilities based on these events if additional claims are made.

        Departure of Senior Financial Officer.    Our Senior Financial Officer, Mark E. Oleksik, a U.S. citizen, decided to return to the U.S. for personal reasons at the end of March 2002. The Board of Directors has appointed Joe A. Quinn as Acting Senior Financial Officer until such time as a permanent Senior Financial Officer is named. In addition, our Controller, Conor Heery, was promoted to Chief Accounting Officer. Both of these appointments were effective March 15, 2002.

Critical Accounting Policies

        Our critical accounting policies are:

  •
  recognition of premium revenues,

  •
  reserves for losses and loss expenses,

  •
  investments,

  •
  deferred acquisition costs,

  •
  reinsurance premiums ceded, and

  •
  foreign currency translation.

Recognition of Premium Revenues

        We estimate and recognize premiums at the inception of the reinsurance contract based upon information received from intermediaries and ceding companies. We compare estimated written premiums to actual premiums as reported by ceding companies on a periodic basis. The timeliness and frequency of ceding company reports vary considerably by ceding company, line of business, and geographic area, which means that the actual ultimate premium written may not be known with certainty for prolonged periods following the expiration of the reinsurance contracts. We record the differences between our estimates and actual amounts as reported by ceding companies in the period in which the actual amounts are determined.

        The reinsurance contracts which we enter are primarily of short duration. For retroactive contracts the amount by which the amount paid for reinsurance coverage exceeds the recorded liabilities is charged to earnings. If the liabilities exceed the amount paid the excess is deferred and amortized into income over the remaining settlement period. Premiums written are recognized as earned over the coverage period in proportion to the amount of protection provided. Unearned premium reserves are established to cover the unexpired contract period.

Reserves for Losses and Loss Expenses

        The reserve for unpaid losses and loss adjustment expenses includes an estimate of reported case reserves and an estimate for losses incurred but not reported. Case reserves are estimated based on ceding company reports and other data considered relevant to the estimation process. We have some specific historical experience on a significant number of our programs on which to base our estimate of losses incurred but not reported. There is a reliance on the expectations of ceding companies about ultimate loss ratios at the inception of the contracts, supplemented by industry experience, which increases the uncertainty involved in the loss estimation process. The reserves as established by management are reviewed quarterly and adjustments are made in the periods in which they become known. Although management believes that an adequate provision has been made for the liability for losses and loss expenses based on all available information, there can be no assurance that the ultimate losses will not differ significantly from the amounts provided.

Investments

        We classify fixed maturity securities as available for sale, and we report them at estimated fair value. We expect to hold investments available for sale for an indefinite period but may sell them depending on interest rates and other considerations. We account for other investments at the lower of cost or estimated realizable value. We report unrealized investment gains and losses on investments available for sale, net of applicable deferred income tax, as a separate component of "accumulated other comprehensive income." We determine realized gains or losses on the sale of investments on the basis of average cost. We adjust the carrying values of both investments available for sale and other investments by any impairment in value that we consider to be other than temporary.

Deferred Acquisition Costs

        We defer costs relating to the production of new business, primarily commissions for all business and telemarketing costs from of our ESG Direct business, and include them in the deferred acquisition cost asset to the extent that they are recoverable from future related policy revenues. We amortize the deferred acquisition costs in respect of commissions over the periods in which the related premiums are earned. We amortize the deferred acquisition costs in relation to telemarketing over the expected life of the policies. We review our deferred costs to determine if they are recoverable from future income, including investment income, and, if they are not, we charge them as an expense.

Reinsurance Premiums Ceded

        We report reinsurance premiums ceded as prepaid reinsurance premiums and amortize them over the respective contract or policy periods in proportion to the amount of insurance protection provided. We defer commissions on reinsurance ceded over the duration of the contracts of reinsurance to which they relate and amortize them in proportion to the amount of insurance protection provided.

Foreign Currency Translation

        Our functional and reporting currency is the U.S. Dollar. We translate foreign currency receivables or payables denominated in a currency other than U.S. dollars into U.S. dollars at the rates of exchange in effect at the balance sheet date. We include the resulting exchange gains or losses in the results of operations. We include exchange gains and losses related to the conversion of investments available for sale in the net unrealized appreciation or depreciation of the investments, net of deferred income taxes, and list them as a separate component of "accumulated other comprehensive income." We translate assets and liabilities related to foreign operations into U.S. dollars at the exchange rate in effect at the balance sheet date; we convert revenues and expenses into U.S. dollars using weighted average rates for the period. We exclude from income gains and losses that result from translating foreign currency financial statements, net of deferred income taxes, and include them as a separate component of "accumulated other comprehensive income."

Results of Operations

        We reported a net loss of approximately $16.4 million for 2001, compared to a net loss of approximately $61.8 million for 2000. Included in the 2000 results were net losses of approximately $5.2 million from discontinued operations, which are described more fully under the caption "Discontinued Operations" and in Note 11 to our Consolidated Financial Statements.

        The nature of our business has meant that we have continued exposure to underwriting decisions made in the years 1997, 1998, 1999, and early 2000. Since those years, we have gained valuable underwriting and industry experience that has helped us to better estimate potential losses and the adequacy of our reserves. In the second half of 2000, we reviewed all of our major contracts for adequacy of reserves and related profitability. After this review, we centralized our underwriting operations in Dublin and increased our loss reserves by $21.7 million. To date, these reserves have been adequate.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

Total Revenues

        Our total revenues for 2001 were $160.5 million, compared with total revenues of $249.0 million for 2000. The reduction in revenues reflects our new focus on improved underwriting and a greater selectivity in our assumption of risk.

Net Underwriting Income

        For the year ended December 31, 2001, we managed, on our own behalf and on behalf of our co-reinsurers, total gross premiums of $181.7 million, of which we placed $47.3 million with co-reinsurers and retroceded $20.8 million, resulting in $113.6 million net premiums written. For the year ended December 31, 2000, we managed, on our own behalf and on behalf of our co-reinsurers, total premiums of $255.0 million, of which we placed $10.0 million with co-reinsurers and retroceded $33.1 million, resulting in $211.9 million net premiums written. The 29% decrease in gross premiums and 46% decrease in net premiums written during 2001 is a result of our strategy to become more selective with our underwriting.

        The amount placed with co-reinsurers increased to 30.1% of total premiums managed in 2001 from 4.0% in 2000. This is the result of a 50% co-reinsurance arrangement with ACE for all North American medical business that we entered into, from January 2001. We expect to keep this arrangement in place throughout 2002. Reinsurance of risks related to the U.S. medical markets continues to be the largest portion of our total managed premiums. We receive a management fee for the premiums we manage on behalf of ACE under our co-reinsurance agreement, in respect of business managed in the 2001 financial year, but only to the extent ACE earns the premiums in the 2002 and 2003 financial years. We do not receive a management fee under the ACE co-reinsurance agreement for any premium earned in 2001.

        Of $113.6 million net premiums written in 2001, $89.0 million was attributable to the ESG Reinsurance segment, and $24.6 million was attributable to the ESG Direct segment. For the year ended December 31, 2000, net premiums written was $211.9 million, of which $205.9 million was attributable to the ESG Reinsurance segment, and $6.0 million was attributable to the ESG Direct segment.

        Gross and net premiums written and net premiums earned during 2001 and 2000 were as follows:

	Years ended December 31,
	2001	2000
	U.S. dollars in millions
ESG Reinsurance
Total premiums managed	$157.1	$249.0
Amount placed with co-reinsurers	(47.3)	(10.0)

Gross premiums written	109.8	239.0
Retroceded	(20.8)	(33.1)

Net premiums written	89.0	205.9

Net premiums earned	$135.1	$230.8

	Years ended December 31,
	2001	2000
	U.S. dollars in millions
ESG Direct
Total premiums managed	$24.6	$6.0
Amount placed with co-reinsurers	—	—

Gross premiums written	24.6	6.0
Retroceded	—	—
Net premiums written	24.6	6.0

Net premiums earned	$18.1	$5.8

        Total premiums that we manage on our behalf and on behalf of our co-reinsurers during 2001 consisted of the following:

  •
  New Business. Approximately $46.5 million, or 25.6%, of total premiums managed was generated from new business.

  •
  Renewal Business. Approximately $135.2 million, or 74.4% of total premiums managed was generated from renewal business.

Underwriting Results

        Underwriting results for 2001 and 2000, by line of business and in total, for the ESG Reinsurance segment were as follows:

	Year Ended December 31, 2001
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$104,376	$10,424	$(5,865)	$(1,293)	$2,116	$109,758
Net premiums written	88,899	5,850	(5,548)	(2,307)	2,086	88,980
Net premiums earned	101,985	33,054	(3,591)	1,187	2,475	135,110
Losses and loss expenses	(66,008)	(36,598)	3,687	284	(3,410)	(102,045)
Acquisition costs	(28,769)	(6,747)	289	(642)	936	(34,933)
Operating costs	(17,893)	(2,275)	(65)	(163)	(438)	(20,834)

Net underwriting income/(loss).	$(10,685)	$(12,566)	$320	$666	$(437)	$(22,702)

	Year Ended December 31, 2000
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$173,919	$48,125	$3,405	$8,977	$4,535	$238,961
Net premiums written	148,285	43,014	3,162	7,845	3,565	205,871
Net premiums earned	161,772	51,771	6,588	6,127	4,513	230,771
Losses and loss expenses	(124,119)	(51,153)	(2,344)	(5,291)	(3,081)	(185,988)
Acquisition costs	(53,471)	(15,594)	(3,527)	(1,622)	(2,106)	(76,320)
Operating costs	(24,628)	(6,712)	(844)	(1,044)	(926)	(34,154)

Net underwriting income/(loss)	$(40,446)	$(21,688)	$(127)	$(1,830)	$(1,600)	$(65,691)

        The operating ratios for 2001 and 2000, by line of business and in total, for the ESG Reinsurance segment were as follows:

	Year Ended December 31, 2001
	Medical	Accident	Credit	Life	Other	Total
Loss ratio	64.7%	110.7%	102.7%	n/m	137.9%	75.5%
Acquisition expense ratio	28.2%	20.4%	8.0%	54.1%	n/m	25.9%

Loss and acquisition expense ratio	92.9%	131.1%	110.7%	30.2%	100.1%	101.4%

Operating expense ratio						15.4%

Combined ratio						116.8%

	Year Ended December 31, 2000
	Medical	Accident	Credit	Life	Other	Total
Loss ratio	76.7%	98.8%	35.6%	86.4%	68.3%	80.6%
Acquisition expense ratio	33.1%	30.1%	53.5%	26.4%	46.6%	33.1%

Loss and acquisition expense ratio	109.8%	128.9%	89.1%	112.8%	114.9%	113.7%

Operating expense ratio						14.8%

Combined ratio						128.5%

        We continue to implement stringent terms of trade, effect real rate increases, and are very selective on the business we underwrite. This is reflected in the improving loss and acquisition ratios in our medical reinsurance business from 109.8% in 2000 to 92.9% in 2001. In 2001, net earned premium in the medical line reduced by 37.0%, primarily as a result of our co-reinsurance arrangement with ACE. Net earned premium in respect of the accident line of business decreased by 36.2% as a result of adjustments to estimated premiums and more selective underwriting. Poor underwriting results on the accident account reflect adverse claims development, particularly on our Norwegian Portfolio, and this contributed to the loss and acquisition ratio of 131.1%.

        Our 2001 underwriting results are comprised of four underwriting years, with the 2001 underwriting year contributing net earned premium of $26.2 million, carrying a loss and acquisition ratio of 89.2%. The 2000 underwriting year contributed $95.2 million of net earned premium, carrying a loss and acquisition ratio of 97.6%. The 1999 underwriting year contributed $8.9 million of net earned premium, carrying a loss and acquisition ratio of 190.4%. The 1998 underwriting year contributed $(1.1) million of net earned premium with a loss and acquisition ratio of (105.1)%.

        We calculated the operating expense ratios for 2001 and 2000 by expressing total administrative expenses, net of corporate office expense, as a percentage of net premiums earned.

        During 2001, we reduced gross premiums written for the 2000, 1999, and 1998 underwriting years by $105 million, a large portion of which relates to the 2000 underwriting year, on the business in Western Europe. Because we agree to reinsurance contracts with ceding companies before those companies know what their insurance premiums will be for that year, we must rely on estimates of the amount of premiums the ceding companies will write. The premiums we recognize from the ceding companies under our reinsurance contracts with them are dependent on the underlying premiums received by the ceding company. At the time we underwrite and record the contract, we include premium written on an estimated basis. We reassess our premium estimates as information becomes available, and adjust our written premium if appropriate.

        Underwriting results for 2001 and 2000, by line of business and in total, for the ESG Direct segment were as follows:

	Year Ended December 31, 2001
	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	$17,169	$7,444	$24,613
Net premiums written	17,169	7,444	24,613
Net premiums earned	17,153	957	18,110
Losses and loss expenses	(2,242)	(278)	(2,520)
Acquisition costs	(10,395)	(511)	(10,906)
Operating costs	(6,382)	(313)	(6,695)

Net underwriting income/(loss)	$(1,866)	$(145)	$(2,011)

	Year Ended December 31, 2000
	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	$6,015	$—	$6,015
Net premiums written	6,015	—	6,015
Net premiums earned	5,849	—	5,849
Losses and loss expenses	(1,253)	—	(1,253)
Acquisition costs	(2,246)	—	(2,246)
Operating costs	(2,965)	—	(2,965)

Net underwriting income/(loss)	$(615)	$—	$(615)

        The operating ratios for 2001 and 2000, by line of business and in total, for the ESG Direct segment were as follows:

	Year Ended December 31, 2001
	Accident	Credit	Total
Loss ratio	13.1%	29.0%	13.9%
Acquisition expense ratio	60.6%	53.4%	60.2%

Loss and acquisition expense ratio	73.7%	82.4%	74.1%

Operating expense ratio			37.0%

Combined ratio			111.1%

	Year Ended December 31, 2000
	Accident	Credit	Total
Loss ratio	21.4%	—	21.4%
Acquisition expense ratio	38.4%	—	38.4%

Loss and acquisition expense ratio	59.8%	—	59.8%

Operating expense ratio			50.7%

Combined ratio			110.5%

        The 2001 underwriting results for our Direct Segment are comprised of two underwriting years, with the 2001 underwriting year contributing net earned premium of $18.1 million, carrying a loss and acquisition ratio of 74.1%. The 2000 underwriting year contributed $5.8 million of earned premium, carrying a loss and acquisition ratio of 59.8%. The increase of $12.3 million in premiums written in 2001 is a result of our increasing investment in the ESG Direct segment in both Asia and Continental Europe.

        The 2001 results suffer because of the operating costs that reflect the investment into Continental Europe and new start up operations in Asia Pacific. As can be seen loss and acquisition costs are significantly lower than the reinsurance segment. Operating expense ratios will decrease as we write more premium and achieve operating economies of scale.

Geographic Spread

        The distribution of gross written premiums for years ended December 31, 2001 and 2000, is as follows:

	Years ended December 31,
	2001	2000
ESG Reinsurance
Western Europe	(11.2)%	18.9%
North America	100.3%	55.2%
Latin America	17.8%	16.1%
Other	(6.9)%	9.8%

Total	100.0%	100.0%

	Years ended December 31,
	2001	2000
ESG Direct
Western Europe	30.2%	0.0%
Asia	69.8%	100.0%

Total	100.0%	100.0%

Product Mix

        The distribution of gross premiums written by line of business for the years ended December 31, 2001 and 2000 is as follows:

	Years ended December 31,
	2001	2000
ESG Reinsurance
Medical	95.1%	72.8%
Personal Accident	9.5%	20.1%
Credit	(5.3)%	1.4%
Life	(1.2)%	3.8%
Other	1.9%	1.9%

Total	100.0%	100.0%

	Years ended December 31,
	2001	2000
ESG Direct
Personal Accident	69.8%	100.0%
Credit	30.2%	0.0%

Total	100.0%	100.0%

Management Fee Revenue

        For the year ending December 31, 2001, we earned $874,000 in management fee revenue. This represents a 51.4% reduction from the $1.8 million in management fees earned in the year ending December 31, 2000. The majority of management fee revenue in 2001 and 2000 consists of fees earned on those premiums managed on behalf of our co-reinsurers. Management fees declined in 2001, primarily due to fee income not attaching to business earned during 2001 on the ACE co-reinsurance business replacing co-reinsurance agreements which expired in 2000. Under the ACE agreement, fee income will be recognized on risks attaching to the 2001 underwriting year, as it earns in the 2002 and 2003 financial years.

Net Investment Income

        Net investment income on our invested assets constituted approximately 7.6%, 5.2%, and 5.1% of our revenues in 2001, 2000. and 1999, respectively. As of December 31, 2001, our cash and invested assets totaled approximately $154.9 million, compared with cash and invested assets of approximately $212.2 million as of December 31, 2000. This decrease in our cash and invested assets is primarily due to negative operating cash flows and developing the ESG Direct infrastructure. Net investment income decreased by approximately $0.7 million from approximately $12.9 million in 2000 to approximately $12.2 million in 2001.

        We do not maintain separate balance sheet data for our operating segments. Accordingly we do not review and evaluate the financial results of the operating segments based upon balance sheet data.

        The following table reflects the investment results for the year ended December 31, 2001:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains (Losses)
	U.S dollars in thousands
Investments	$164,323	$10,911	6.64%	$6,489
Other investments	13,705	700	5.10%	(12,200)
Cash and cash equivalents	12,226	566	4.62%	—

Total	$190,254	$12,177	6.40%	$(5,711)

(1)
Net investment income is net of investment-related expenses and income on premium receivable and funds held by ceding companies.

        The following table reflects the investment results for the year ended December 31, 2000:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains Losses
	U.S dollars in thousands
Investments	$175,641	$11,523	6.6%	$(2,538)
Other investments	13,794	434	3.1%	—
Cash and cash equivalents	23,430	967	4.1%	—

Total	$212,865	$12,924	6.1%	$(2,538)

(1)
Net investment income is net of investment-related expenses and income on premium receivable and funds held by ceding companies.

        At December 31, 2001 and 2000, we had invested approximately $1.7 million and $12.7 million, respectively, primarily into companies with whom we have operating relationships. In addition, we have outstanding loans of approximately $4.5 million and $5.0 million with one of these related enterprises as of December 31, 2001 and 2000, respectively.

        The Audit Committee of our Board of Directors reviews our investment policies and arrangements to ensure that they are consistent with our overall goals, strategies and objectives. Overall investment guidelines have been approved by the Audit Committee to ensure appropriate levels of portfolio liquidity, credit quality, diversification and volatility. In addition, the Audit Committee will review the portfolio's exposure to capture any potential violations of investment guidelines.

Investment Portfolio

Maturity and Duration of Portfolio

        The maximum effective maturity for any single security in our investment portfolio is set at 30 years for U.S. government and U.S. government agency securities with full faith and credit guarantees and at 10 years for all other issues, measured from the date of settlement. The duration of the portfolio varies according to decisions taken by the investment advisor on the outlook for interest rate movements. The benchmark for such duration is approximately 3 years.

Quality of Debt Securities in Portfolio

        The minimum average credit quality of our investment portfolio is AA.

Equity Securities and Real Estate

        Our investment policy is to allow up to 10% of our investment assets to be held in equity securities. We do not intend to invest in real estate other than for our own use.

Diversification and Liquidity

        No more than 3% of our investment portfolio may be invested in the securities of any single issuer, with the exception of sovereign governments or agencies, including supranational agencies, with an AA rating or better.

        As of December 31, 2001, total investments and cash were $154.9 million, compared to $212.2 million at December 31, 2000. All fixed maturity securities in our investment portfolio are classified as available for sale and are carried at fair value.

        The fixed maturity investment portfolios as of December 31, 2001 and 2000 were as follows:

	As at December 31, 2001
	Fair Value	Duration Years	Market Yield	Average Credit Rating
	U.S. dollars in thousands
Corporate securities	$43,799	2.8	5.2%	AA
U.S. treasury securities and obligations of U.S. Government corporations and agencies	53,466	3.6	4.6%	AAA
Asset-backed securities/Mortgage-backed securities	25,599	2.5	7.3%	AAA
Obligations of states and political subdivisions	16,505	2.7	5.7%	AAA
Foreign currency debt securities	5,475	1.0	4.2%	AAA

Total	$144,844	2.7	5.4%

	As at December 31, 2000
	Fair Value	Duration Years	Market Yield	Average Credit Rating
	U.S. dollars in thousands
Corporate securities	$71,382	3.0	6.6%	AA
U.S. treasury securities and obligations of U.S. Government corporations and agencies	38,128	2.4	6.1%	AAA
Asset-backed securities/Mortgage-backed securities	33,771	3.0	8.1%	AAA
Obligations of states and political subdivisions	18,753	3.0	7.3%	AAA
Foreign currency debt securities	6,444	1.6	4.5%	AAA

Total	$168,478	2.6	6.5%

        In 2002, we will continue to follow our investment policy and guidelines while seeking to improve long-term value by continuing to invest in selected strategic investments in accordance with our current commitments as set out in Discontinued Operations below. A strategic investment is defined as an investment in a reinsurance-related enterprise, ceding company or distribution channel that is expected to generate or secure additional profitable business for us.

Related Party Transactions

        We are a party to several Investment Advisory Agreements with Head Asset Management LLC, an affiliate of Head & Company, L.L.C. Under these agreements, Head Asset Management supervises and directs the investment of our asset portfolio in accordance with investment objectives and guidelines that we have established. Mr. Head, the Chairman of our Board of Directors and our former CEO, controls Head Asset Management. ESG is the principal client of Head Asset Management. Under our Investment Advisory Agreement with Head Asset Management, we pay fees quarterly in arrears equal to:

  •
  0.20% per year of the first $150 million or less of the market value of the managed assets, and

  •
  0.15% per year of the managed assets in excess of $150 million.

        We may terminate the Investment Advisory Agreements upon five days written notice, and Head Asset Management may terminate the agreement upon 90 days written notice. We paid $321,637 in fees to Head Asset Management LLC in 2001, and $404,000 in 2000.

        The Audit Committee of our Board of Directors periodically reviews our investment policies and arrangements to ensure that they are consistent with our overall goals, strategies and objectives. Overall investment guidelines are approved by the Audit Committee to ensure appropriate levels of portfolio liquidity, credit quality, diversification and volatility. In addition, beginning in 2002, the Audit Committee will review the portfolio's exposure to capture any potential violations of investment guidelines. The Audit Committee will also review our investment advisory relationship with Head Asset Management LLC in the context of our other banking relationships to determine whether changes should be made to any of these relationships.

Administrative Expenses and Taxes

        Total administrative expenses, which includes personnel costs, professional service fees, interest expense and other expenses, decreased by $11.9 million, or 29.9%, from $39.8 million in 2000 to $27.9 million in 2001. This decrease is primarily due to a legal reserve of $8.4 million which was established in 2000 for costs associated with resolving disputes in respect of certain contracts. As related legal costs have been incurred in 2001, this reserve has reduced to $6.7 million at December 31, 2001. Management reviews this reserve for adequacy on a quarterly basis.

        We made stringent efforts to reduce overheads in the year 2001. To that end, we made cost savings across all categories, but in particular in personnel costs, professional services and travel expenses. Personnel costs decreased by $1.2 million from $13.1 million in 2000 to $11.9 million in 2001. Although the number of full-time employees increased from 135 at December 31, 2000 to 162 at December 31, 2001, labor costs are on average lower due to the weighting of employees being greater now in lower operating-cost economies, than in prior years. We have also recognized economies of scale as a result of our centralized underwriting, claims and finance operations.

        Professional service fees decreased by $3.4 million from $10.3 million in 2000 to $6.9 million in 2001. Professional fees included $3.2 million in legal fees in respect of corporate compliance, standardization of policy contracts and management agreements, acquisitions and forensic audits and legal disputes. Audit and accountancy costs of $1.4 million were incurred in audit, accounting, tax advisory and corporate reporting services. Consulting expenses of $2.6 million were incurred in actuarial support, computer systems improvements, recruitment, due diligence and corporate communications.

        Foreign exchange losses in total were $0.3 million in 2001, compared to $1.3 million in 2000. These losses are primarily unrealized and were incurred on the revaluation of assets and liabilities denominated in foreign currencies for reporting purposes. As we maintain a partial natural hedge, whereby foreign currency assets are held in the same currencies in which we must pay liabilities, the impact on cash flows from foreign exchange movements is reduced.

        Under current Bermuda law, we are not required to pay taxes in Bermuda on either income or capital gains. Provision for income taxes consists of corporate and other applicable income taxes payable in the various jurisdictions in which we conduct our business including, but not limited to, Germany, Ireland, Canada and the United Kingdom. We have a tax credit of $1.3 million resulting from the recognition of a tax asset on the books of ESG Reinsurance Ireland Ltd., our principal underwriting entity. This is in relation to the expected use of carry forward losses in offsetting future taxable profits. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. During 2001, a valuation allowance of $11.4 million to reduce the deferred tax asset was recorded in accordance with the provisions of SFAS109. The valuation allowance is necessary because of uncertainly regarding the realizability of certain net operating loss carryforwards. We have loss carryforwards of $57.0 million available to offset future foreign taxable income. Such tax loss carryforwards do not have an expiration date.

Discontinued Operations

        From December 1998 through June 2000, we operated IPT GmbH and later VBB Bermuda Limited, subsidiaries that provided disease management services in Germany. These services, which included physician referrals, a medical information hotline, second opinion services, cardiac rehabilitation and access to disease management advisors, comprised the health care segment of our business.

        Effective as of June 30, 2000, we transferred all the assets of our health care segment to 4Sigma. These assets had a book value of $8 million at the time of transfer. In exchange for the transferred assets, we received 8,000,000 shares of Series A preferred stock, representing a 69% equity interest in 4 Sigma. In addition, affiliates of John C Head III, the Chairman of our Board of Directors, invested $3.0 million in cash in exchange for a 28% equity interest in 4Sigma. Dr. Gerald Moeller, a director of ESG from July 1999 to August 2000 and the president of our health care division from July 1999 to June 2000, also invested $400,000 in cash in exchange for a minority equity interest in 4Sigma. The board members of 4Sigma include John C Head III, Dr. Gerald Moeller and Dr. Herbert Palmberger, who also serve as outside counsel to ESG in Germany.

        ESG does not have voting control of, or does it exercise operational control over, this company.

        In November 2001, we committed to make an additional capital infusion in 4Sigma of $1.8 million, in increments of $100,000 as funds are needed by 4Sigma, in exchange for 1.8 million shares of Series E preferred stock. As at December 31, 2001 we had invested $1.2 million of this commitment. Mr. Head has also committed to invest an additional $1.2 million in cash in 4Sigma on these same terms and conditions. We evaluate our investment in 4Sigma periodically.

        On December 31, 2001, we wrote off the Series A preferred stock representing our initial $8.0 million investment in 4Sigma. For a further discussion of our investment in 4Sigma, see Note 11 to our 2001 Consolidated Audited Financial Statements.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

        We have restated all information for 2000 to conform to the our new segment structure.

Net Underwriting Income

        For the year ended December 31, 2000, we managed, on our own behalf and behalf of our co-reinsurers, total premiums of $255.0 million, of which we placed $10.0 million with co-reinsurers and retroceded $33.1 million, resulting in $211.9 million net premiums written. For the year ended December 31, 1999, we managed, on our own behalf and on behalf of our co-reinsurers, total premiums of $347.9 million, of which we placed $14.9 million with co-reinsurers and retroceded $19.8 million, resulting in $313.2 million net premiums written. The amount placed with co-reinsurers declined to 3.9% of total premiums managed in 2000 compared to 4.3% of total premiums managed in 1999. The ESG Direct segment did not operate during 1999.

        Gross and net premiums written and net premiums earned for 2000 and 1999 were as follows:

	Years ended December 31,
	2000	1999
	U.S. dollars in millions
ESG Reinsurance
Total premiums managed	$249.0	$347.9
Amount placed with co-reinsurers	(10.0)	(14.9)

Gross premiums written	239.0	333.0
Retroceded	(33.1)	(19.8)

Net premiums written	205.9	313.2

Net premiums earned	$230.8	$249.1

	Years ended December 31,
	2000	1999
	U.S. dollars in millions
ESG Direct
Total premiums managed	$6.0	$0.0
Amount placed with co-reinsurers	0.0	0.0

Gross premiums written	6.0	0.0
Retroceded	0.0	0.0

Net premiums written	6.0	0.0

Net premiums earned	$5.8	$0.0

        Total premiums managed for 2000 consisted of the following:

  •
  New Business—approximately $130.5 million, or 51.1%, of total premiums managed was generated from new business.

  •
  Renewal Business—approximately $124.5 million, or 48.9%, of total premiums managed was generated from renewal business.

        During 2000, we had reductions in total premiums managed on the 1998 and 1999 underwriting years of $37.1 million, equivalent to 6.6% of gross premium written in these years. This represents differences between estimates made at the time contracts were written and actual amounts reported by ceding companies. Such changes are recorded in the period in which the actual amounts are determined.

        Underwriting results for 2000 and 1999, by line of business and in total, for the ESG Reinsurance segment were as follows:

	Year Ended December 31, 2000
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$173,919	$48,125	$3,405	$8,977	$4,535	$238,961
Net premiums written	148,285	43,014	3,162	7,845	3,565	205,871
Net premiums earned	161,772	51,771	6,588	6,127	4,513	230,771
Losses and loss expenses	(124,119)	(51,153)	(2,344)	(5,291)	(3,081)	(185,988)
Acquisition costs	(53,471)	(15,594)	(3,527)	(1,622)	(2,106)	(76,320)
Operating costs	(24,628)	(6,712)	(844)	(1,044)	(926)	(34,154)

Net underwriting income/(loss)	$(40,446)	$(21,688)	$(127)	$(1,830)	$(1,600)	$(65,691)

	Year Ended December 31, 1999
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$251,984	$66,514	$1,851	$6,934	$5,717	$333,000
Net premiums written	240,314	61,549	714	5,550	5,083	313,210
Net premiums earned	188,016	42,443	3,933	9,593	5,140	249,125
Losses and loss expenses	(153,894)	(33,001)	(2,424)	(8,015)	(1,697)	(199,031)
Acquisition costs	(52,940)	(9,287)	(795)	(1,516)	(1,758)	(66,296)
Operating costs	(16,503)	(4,393)	(421)	(976)	(550)	(22,843)

Net underwriting income/(loss)	$(35,321)	$(4,238)	$293	$(914)	$1,135	$(39,045)

        The operating ratios for 2000 and 1999, by line of business and in total, for the ESG Reinsurance segment were as follows:

	Year Ended December 31, 2000
	Medical	Accident	Credit	Life	Other	Total
Loss ratio	76.7%	98.8%	35.6%	86.4%	68.3%	80.6%
Acquisition expense ratio	33.1%	30.1%	53.5%	26.4%	46.6%	33.1%

Loss and acquisition expense ratio	109.8%	128.9%	89.1%	112.8%	114.9%	113.7%

Operating expense ratio						14.8%

Combined ratio						128.5%

	Year Ended December 31, 1999
	Medical	Accident	Credit	Life	Other	Total
Loss ratio	81.9%	77.8%	61.6%	83.6%	33.0%	79.9%
Acquisition expense ratio	28.2%	21.9%	20.2%	15.8%	34.2%	26.6%

Loss and acquisition expense ratio	110.1%	99.7%	81.8%	99.4%	67.2%	106.5%

Operating expense ratio						9.2%

Combined ratio						115.7%

        After rapid growth in 1999 in our medical portfolio, we recognized in the second quarter of 2000 that much of this business was not profitable. We centralized underwriting, ceased writing North American medical business from our London office, strengthened our terms of trade, increased rates and became more selective on business accepted. As a result, gross premiums written on medical business declined 31% during the year.

        Gross written premiums on accident business declined 18.6% to $54.1 million for the year ended December 31, 2000, in line with our selectivity on writing new and renewal business. Adverse claims development, particularly on our Norwegian portfolio, contributed to the increase in the loss and acquisition expense ratio from 99.6% in 1999 to 122.0% in 2000.

        Poor underwriting results across the two major lines of business contributed to the increase in our loss and acquisition ratio from 106.5% in 1999 to 112.3% in 2000. The 2000 results are comprised of three underwriting years, with the 2000 underwriting year contributing earned premium of $106.5 million, carrying a loss and acquisition ratio of 104.1%. The 1999 underwriting year contributed $117.8 million of earned premium with a loss and acquisition ratio of 105.4%. The 1998 underwriting year contributed $3.7 million to net earned premium with $17.1 million of loss and acquisition expense attached.

        The operating expense ratios for the years ended December 31, 2000 and 1999 were calculated by expressing total administrative expenses net of corporate office expense, as a percentage of net premiums earned. Included in the 2000 administrative expenses is an $8.4 million legal reserve for the expected costs associated with resolving disputes in respect of certain risks that we ceded to and in some cases rescinded.

        Underwriting results for 2000, by line of business and in total, for the ESG Direct segment were as follows:

	Year Ended December 31, 2000
	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	$6,015	$—	$6,015
Net premiums written	6,015	—	6,015
Net premiums earned	5,849	—	5,849
Losses and loss expenses	(1,253)	—	(1,253)
Acquisition costs	(2,246)	—	(2,246)
Operating costs	(2,965)	—	(2,965)

Net underwriting income/(loss)	$(615)	$—	$(615)

        The operating ratios for 2000 for the ESG Direct segment were as follows:

	Year Ended December 31, 2000
	Accident	Credit	Total
	U.S. dollars in thousands
Loss ratio	21.4%	—	21.4%
Acquisition expense ratio	38.4%	—	38.4%

Loss and acquisition expense ratio	59.8%	—	59.8%

Operating expense ratio			50.7%

Combined ratio			110.5%

        We commenced the ESG Direct business during 2000 by writing business in the Asia region and the above results reflect the early development of this business. Initial set-up costs together with low premium volumes contributed to the high expense ratio.

Geographic Spread

        As a consequence of a reduction in premiums written, selectivity in business being written, and growth in the ESG Direct segment, more business was being sourced outside of the North American market in 2000 when compared to 1999.

        The distribution of gross written premiums for 2000 and 1999 is as follows:

	Years ended December 31,
	2000	1999
ESG Reinsurance
Western Europe	18.9%	21.2%
North America	55.2%	63.5%
Latin America	16.1%	9.8%
Other	9.8%	5.5%

Total	100.0%	100.0%

	Years ended December 31,
	2000	1999
ESG Direct
Asia	100.0%	0.0%

Total	100.0%	0.0%

Product Mix

        The distribution of gross premiums written by line of business for the years ended December 31, 2000 and 1999 is as follows:

	Years ended December 31,
	2000	1999
ESG Reinsurance
Medical	72.8%	75.7%
Personal Accident	20.1%	19.9%
Credit	1.4%	0.6%
Life	3.8%	2.1%
Other	1.9%	1.7%

Total	100.0%	100.0%

	Years ended December 31,
	2000	1999
ESG Direct
Personal Accident	100.0%	0.0%

Total	100.0%	0.0%

Management Fee Revenue

        The majority of management fee revenue in 2000 and 1999 consists of fees earned on those premiums managed for our co-reinsurers.

Net Investment Income

        Net investment income decreased by $0.6 million from $13.5 million in 1999 to $12.9 million in 2000.

        The following table reflects the investment results for the year ended December 31, 2000:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Losses
	U.S dollars in thousands
Investments	$175,641	$11,523	6.6%	$(2,538)
Other investments	13,794	434	3.1%	—
Cash and cash equivalents	23,430	967	4.1%	—

Total	$212,865	$12,924	6.1%	$(2,538)

(1)
Net investment income is net of investment-related expenses and income on premium receivable and funds held by ceding companies.

        Our investment portfolio in 2000 was reduced, in part, as a result of the share buy back, and our investment results were negatively impacted by realized losses from the sale of bonds that fell outside our investment guidelines following their respective downgrade.

        The following table reflects the investment results for the year ended December 31, 1999:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Losses
	U.S dollars in thousands
Investments	$197,781	$11,528	5.8%	$(1,960)
Other investments	10,931	495	4.5%	(14)
Cash and cash equivalents	26,889	1,492	5.5%	—

Total	$235,601	$13,515	5.7%	$(1,974)

        Net investment income is net of investment-related expenses and income on premium receivable and funds held by ceding companies.

(1)
Other investments include $7.8 million of equity investment and loads provided to three companies that we expect will generate or secure profitable reinsurance business for us.

        Our investment portfolio in 1999 was hurt by a general decrease in prices in the U.S. bond markets, which resulted in investment losses on sales of fixed income securities during the year.

Administrative Expenses and Taxes

        Total administrative expenses, which includes personnel costs, professional service fees, interest expense and other expenses, increased by $14.1 million, or 55%, from $25.7 million in 1999 to $39.8 million in 2000. The majority of the increase was due to a legal reserve of $8.4 million we established for costs associated with resolving disputes in respect of certain contracts and our investment in the Direct Response Marketing and Bancassurance lines of business.

        We continued to incur significant expenses for professional services and for travel expenses in the development of our business. Personnel costs increased by $4.1 million from $9.0 million in 1999 to $13.1 million in 2000. The number of full time employees increased from 121 at December 31, 1999 to 135 at December 31, 2000. The increase in employees was primarily in Direct Marketing, Bancassurance and in the centralized underwriting and claims operations.

        Professional service fees increased by $2.1 million from $8.2 million in 1999 to $10.3 million in 2000. Professional fees included $4.1 million in legal fees in respect of corporate compliance, standardization of policy contracts and management agreements, acquisitions, forensic audits and legal disputes. We incurred audit and accounting costs of $2.0 million. We incurred consulting expenses of $4.1 million in actuarial support, computer systems improvements, recruitment, due diligence and corporate communications.

        Foreign exchange losses were $1.3 million in the 2000 compared to foreign exchange losses of $11 thousand for 1999. These gains or losses are primarily unrealized and were incurred on the revaluation of assets and liabilities denominated in foreign currencies for reporting purposes. As we maintain a partial natural hedge, whereby foreign currency assets are held in the same currencies in which it must pay liabilities, the impact on cash flows from foreign exchange movements is reduced.

        Tax expense was nil for the year reflecting the losses reported.

Discontinued Operations

        Reference is made to Note 11 to our Consolidated Financial Statements concerning the divestiture, effective June 30, 2000, of our health care division.

LIQUIDITY AND CAPITAL RESOURCES

        Operating activities contributed a net cash outflow of $42.5 million and $1.5 million for the years ended December 31, 2001 and 2000 respectively. Cash flows from operations in future years may differ substantially from net income. As reinsurance contracts mature, we will be required to pay out a higher percentage of incurred losses in loss payments, which may affect cash flows.

        Reinsurance balances receivable decreased from $241.6 million as of December 31, 2000 to $190.5 million as of December 31, 2001 because we wrote less gross insurance premiums. We recognize these premiums at the inception of the reinsurance contract, based upon information received from intermediaries and ceding companies. Every quarter we compare estimated written premiums to actual premiums as reported by ceding companies and revise our estimates of written premium if appropriate.

        Prepaid reinsurance premiums decreased from $5.4 million as at December 31, 2000 to $1.5 million as at December 31, 2001, a factor of lower premium writings. During the year, we retroceded 15.5% of our gross written premiums to reinsurers compared to 13.6% in 2000. We have maintained similar levels of excess of loss protection in 2001 as in 2000.

        Reinsurance funds recoverable on incurred losses increased from $15.6 million as at December 31, 2000 to $28.6 million as at December 31, 2001. The increase was due to additional losses being incurred above our net retention levels that enable us to make recoveries from our excess of loss reinsurers, plus the additional quota share cessions to two of our retrocessionaires.

        Deferred acquisition costs decreased from $46.6 million at December 31, 2000 to $40.3 million at December 31, 2001, which was a function of the decline in written premiums over the year.

        At December 31, 2001, reserves for unpaid losses and loss expenses were $146.4 million compared to $179.6 million at December 31, 2000. This decrease is also a function of reduced underwritings in 2001.

        At December 31, 2001, unearned premium reserves were $104.4 million compared to $148.1 million at December 31, 2000. Unearned premium reserves are established to cover the unexpired period of contracts of reinsurance that we have written. At December 31, 2001, acquisition costs payable were $43.1 million compared to $64.6 million at December 31, 2000. The balance represents acquisition expenses due on gross reinsurance premiums that we have written and is consistent with the decrease in written premiums.

        Shareholders' equity as of December 31, 2001 was $95.1 million, compared to $113.6 million at December 31, 2000. The major factor causing the reduction in shareholders' equity in 2001 was our net operating loss. Book value per common share declined to $8.03 as of December 31, 2001 from $9.64 as of December 31, 2000.

        We expect that our financial and operational needs for the foreseeable future will be met by funds generated from operations and the proceeds from the sale of investments. As we rely on cash flows from operations, a reduction in the demand for our services could reduce the availability of funds. Additionally, although we primarily invest in high quality assets, a diminution in the value of our portfolio could restrict our ability to continue financing our operations.

        As of December 31, 2001, we had the following material commitments for operating leases and employment contracts:

	Total Commitments
Years ending December 31,	Lease & Other Commitments	Less Sublease Income	Net	Employee Commitments	Total
	U.S. dollars in thousands
2002	$1,743	$200	$1,543	$563	$2,106
2003	745	36	709	80	789
2004	523	—	523	—	523
2005	263	—	263	—	263
2006	184	—	184	—	184
2007 to 2012	839	—	839	—	839

Total	$4,297	$236	$4,061	$643	$4,704

        In support of our business, we enter into Letters of Credit and Trust Account arrangements with ceding companies. As at December 31, 2001, we had in total $91.0 million of outstanding Letters of Credit and Trust Accounts of which $27.0 million related to Letters of Credit issued and $64.0 million in Trust Accounts. These arrangements were secured against our fixed maturity investment portfolio. Effective January 1, 2001, the total Letters of Credit issued was decreased from $73.4 million to $50.1 million due to historical letters of credit expiring December 31, 2000. Further, in accordance with local regulatory requirements in Ireland, we placed $20 million in a Trust Agreement in February 2001.

Exposure Management

        We manage our underwriting risk exposures primarily through an excess of loss reinsurance program. For 2002, this program provides reinsurance protection up to a known accumulation of $5,000,000 for personal accident exposures and up to $5,000,000 per person for medical expense exposure.

Accounting Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We do not expect the adoption of SFAS No. 141 to have an impact on our financial position, results of operations, or cash flows.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. We do not expect the adoption of SFAS No. 142 to have an impact on our financial position, results of operations, or cash flows.

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

Cautionary Statement Regarding Forward-Looking Statements

        Certain statements and information included in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995. These statements express our intentions, strategies, or predictions for the future. In addition, from time to time, we may make forward-looking statements, orally or in writing. Forward-looking statements in this Form 10-K include, among others, statements regarding:

  •
  the ongoing adequacy of our loss reserves;

  •
  our continuing ability to increase premium rates and strengthen terms of trade in the North and Latin American markets without major loss of business;

  •
  the anticipated growth in ESG Direct segment in Asia and Europe; and

  •
  the impact of rate increases on premiums written over the 2001 underwriting year.

        These forward-looking statements involve known and unknown risks and uncertainties that may cause actual results to be materially different from the results expressed or implied by the forward-looking statements. These factors include, among other things:

  •
  Economic Recession.  An economic slowdown worldwide, or in any of our key markets, could reduce demand for our products and services. If the general economic downturn continues or worsens, the market for many insurance products may also diminish. We obtain a significant portion of our business from selling reinsurance, and if the primary insurance market declines, there could be an equal effect on the reinsurance market.

  •
  Insurance Industry Volatility.  The September 11, 2001, terrorist attacks in the United States (and their aftermath) may increase volatility in insurance and reinsurance markets. That volatility could adversely affect market participants, like ESG, whose direct exposure to the terrorist attacks is limited.

  •
  Inadequate Loss Reserves.  We maintain reserves to cover the estimated liability for reported and unreported claims. Inadequate reserves could be caused by our failure to value accurately the risks of certain business, inaccurate information from ceding clients, or extraordinary events. If our reserves prove insufficient to cover the actual losses we incur, we would have to increase our reserves and incur a charge to our earnings.

  •
  Medical Cost Increases.  Our medical reinsurance premiums reflect certain assumptions regarding increases in the cost of medical care. Medical costs (particularly prescription costs) are difficult to gauge, especially in the United States. Changes or advances in medical technology could increase our costs. Legislative or judicial developments that are adverse to medical providers also might increase costs. An increase in costs that eclipses the assumptions reflected in our premiums could result in losses for us.

  •
  Credit Risks.  From time to time, we may cede a portion of our reinsurance risk to other insurers or reinsurers. If these companies do not fulfill their obligations to us, we may be exposed to a greater risk than we had anticipated.

  •
  Loss of Key Clients.  Our contracts with our customers are generally short term. We can make no assurance that any customer will retain our services after its contract has ended. Though our business does not depend solely on any one customer, we have several customers that generate substantial revenues, including the Companion Insurance Company account, which accounted for 17% of our total revenues in 2001. The loss of this customer could adversely affect our revenues. If one of our customers is acquired or merges with another company, our contract with that customer may terminate early.

  •
  Direct Marketing Risks.  Our direct marketing business must gauge the credit, life, and accident risks faced by customers in multiple geographic regions. If we fail to accurately price the risks we assume, including the estimated life of the policies we reinsure, we may have to pay out more than we have taken in as premiums.

  •
  Competition.  Our reinsurance business competes with other international reinsurers, most notably American Re, Everest Re, Latin America Re, Swiss Re, Hanover Re, and Lloyd's. ESG Direct competes primarily with GE Capital, AIG, and ACE. These competitors have greater financial resources than we do, have been operating longer, and have established long-term relationships with others in the industry, all of which may be significant competitive advantages.

  •
  Competitive Pricing Practices.  Competitors may seek to capture market share by selling services and products at prices that fall below levels that ESG management expects to be profitable. If a competitor employs this strategy in any of the markets in which we operate, we could lose many customers and be forced to exit the market.

  •
  Credit Rating Downgrade.  In our reinsurance and direct marketing businesses, the rating assigned to our credit by agencies such as Standard and Poor's and Fitch can affect our business opportunities. Any downgrade in our rating could make it more difficult for us to attract and retain customers.

  •
  Loss of Key Employees.  As a small company, our success is dependent on our ability to retain our existing executive officers and attract additional qualified personnel in the future. The loss of the services of an executive officer would affect adversely our ability to conduct business.

  •
  Interest Rate Fluctuations.  We invest the majority of the money we receive as premiums in fixed rate instruments such as government and corporate bonds. Typically, the fair market value of a fixed rate instrument varies inversely with the fluctuations in interest rates. While our investments can fall in value, our liabilities tend to remain fixed. Consequently, a decline in the value of our investment portfolio could reduce our net income or lead to a loss.

  •
  Investment Risks.  We have contracted with Head Asset Management L.L.C. to supervise and direct the investment of our asset portfolio. Poor performance on the part of this investment manager could have an adverse impact on our financial performance.

  •
  Foreign Currency Exchange Risks.  Because we conduct business in numerous geographic regions and currencies around the world, fluctuations in currency exchange rates can affect our earnings. We maintain investments in currencies in which we will collect premiums and pay claims, thus creating a partial natural hedge against exchange rate fluctuations. While we do not expect our exposure to foreign currency risk to materially affect our profitability, volatility in exchange rates could affect our business adversely.

  •
  Inflation.  We provide reinsurance in certain geographical markets, such as Latin America, that have experienced sustained periods of high inflation. In an inflationary cycle, there is a risk that the amounts we will owe on our coverage obligations will exceed the amounts we received as premiums.

  •
  Legislative and Regulatory Changes.  Legislators and regulators could introduce new laws and regulations that affect the manner in which we conduct our business. Our direct marketing business, for example, could be affected by new laws or regulations limiting the use of personal data for direct marketing efforts. New occupational safety legislation in the countries where we reinsure these risks could increase our costs. Additional unexpected regulatory burdens could increase our compliance costs and lower our profit margins.

  •
  Tax Exposure.  For purposes of many countries, including the United States, ESG is not engaged in the conduct of any trade or business in such country, and, as a result, is not subject to corporate income tax therein. If, however, any country, including the United States were to contend successfully that our operations subject us to corporate income tax, we would be liable for tax on net income received by ESG to the extent it had been received at a permanent place of business. If corporate income taxes did apply to income received by ESG, it would reduce our net income, if any.

  •
  Litigation Risks.  In the normal course of business, we are involved in litigation. By its nature, litigation is uncertain and could have a material adverse effect that is not anticipated by management.

  •
  Cyclical Changes in the Market.  The reinsurance market is affected by fluctuations in the investment environment and extraordinary events. If we fail to anticipate these cyclical trends, we may incur losses in our contracts.

        We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent, written and oral, forward-looking statements attributable to ESG or persons acting on our behalf are qualified by the cautionary statements in this Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are subject to market risk arising from the potential change in value of our various financial instruments. These changes may be due to fluctuations in interest rates or foreign currency rates, or both in the case of foreign currency investments. We monitor our exposure to interest rate and currency rate risk on a quarterly basis and currently do not believe that the use of derivatives to manage such risk is necessary. We intend to reevaluate the need for a formal hedging strategy on a periodic basis, and may determine that such a strategy, including the use of derivative instruments, is appropriate in the future.

Interest Rate Risk

        Our largest source of market risk is interest rate risk on our portfolio of fixed maturity investments, especially fixed rate instruments. In addition, the credit worthiness of the issuer, relative values of alternative investments, liquidity and general market conditions may affect fair values of interest rate sensitive instruments.

        Our general strategy with respect to fixed maturity securities is to invest in high quality securities while maintaining diversification to avoid significant concentrations in individual issuers' industry segments or countries.

        Generally, we expect that an increase in market interest rates will cause a decline in the value of our investment portfolio, whereas a decrease in rates may cause an increase in value. The following table shows the approximate effect on the value of the our fixed maturities investment portfolio, based on hypothetical changes in market interest rates for the year ended December 31, 2001 and 2000:

	-150 Basis Points	-100 Basis Points	-50 Basis Points	Market Value	+50 Basis Points	+100 Basis Points	+150 Basis Points
	U.S. dollars in thousands
December 31, 2001	$151,898	$149,492	$147,140	$144,844	$142,591	$140,390	$138,234
December 31, 2000	$176,327	$173,668	$171,052	$168,478	$165,944	$163,450	$160,994

        The changes in portfolio values shown were ascertained by calculating the market yield of each bond given its actual market price at December 31, 2001 and 2000, raising or lowering each bond's yield by the hypothetical changes in market interest rates indicated above and, then calculating the resulting prices and the resulting aggregate market values. The modeled yield changes are assumed to occur instantaneously and equally across the yield curve. Price changes of floating rate bonds were calculated assuming coupons adjusted by the modeled amounts at their next scheduled reset date. Effects on portfolio value of prepayment related interest rate changes in the case of mortgage-backed securities are not significant. The values indicated above are estimates and are necessarily based on various assumptions that are subjective in nature. Accordingly, the actual impact of changes in market rates on our investment portfolio may be significantly greater or less than those indicated above.

Foreign Currency Risk

        Our functional currency is the U.S. Dollar. However, we write reinsurance business in numerous geographic regions and currencies, giving rise to the risk that the ultimate settlement of receivables and payables on reinsurance transactions will differ from the amounts currently recorded as assets and liabilities in the financial statements. We generally do not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The primary functional currency exposures are European Euro, Norwegian Kroner, Australian Dollar, Hong Kong Dollar and Great Britain Pound. We believe that our foreign currency transaction exposure is immaterial to our consolidated results of operations due to the partial natural hedge produced by normal cash flow operations.

Inflation

        Inflation has not had a material impact on our operations for any of the three years presented. We write reinsurance in Latin America, which has experienced periods of high inflation. However, it is possible that future inflationary conditions may impact subsequent accounting periods.

The Euro

        On January 1, 1999, a single currency, the "Euro," was adopted as the national currency of the 11 participating countries in the European Monetary Union, including Germany and Ireland, two of the countries in which we operate and in which we maintain a significant presence. Our German and Irish subsidiaries now use the Euro for accounting purposes. To date, the impact of the conversion has had no material impact on our operations, accounting systems or financial reporting.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ESG RE LIMITED

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2001	2000
	U.S. dollars in thousands except share data
ASSETS
Investments available for sale, at fair value (cost: $146,369 and $166,513)	$144,844	$168,478
Cash and cash equivalents	3,915	26,032
Other investments	6,172	17,736

Total investments and cash	154,931	212,246
Accrued investment income	2,028	3,240
Management fees receivable	296	713
Reinsurance balances receivable	190,526	241,587
Reinsurance recoverable on incurred losses	28,630	15,633
Funds held by ceding companies	24,629	18,432
Prepaid reinsurance premiums	1,523	5,432
Deferred acquisition costs	40,308	46,611
Receivable for securities sold	2,318	—
Deferred tax asset	1,339	—
Other assets	7,277	6,281
Cash and cash equivalents held in a fiduciary capacity	1,724	4,619

TOTAL ASSETS	$455,529	$554,794

LIABILITIES
Unpaid losses and loss expenses	$146,383	$179,614
Unearned premiums	104,395	148,124
Acquisition costs payable	43,110	64,604
Reinsurance balances payable	51,927	30,511
Accrued expenses, accounts payable, and other liabilities ($80 and $85 due to related parties)	12,920	13,756
Fiduciary liabilities	1,724	4,619

Total liabilities	360,459	441,228

Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,831,063 shares issued and outstanding for 2001 and 11,777,086 shares issued and outstanding for 2000	11,831	11,777
Additional paid-in capital	208,221	208,539
Unearned compensation	(333)	(893)
Accumulated other comprehensive income:
Foreign currency translation adjustments	(4,193)	(5,331)
Unrealized (losses)/gains on securities	(1,525)	1,965

Accumulated other comprehensive income	(5,718)	(3,366)

Retained deficit	(118,931)	(102,491)

Total shareholders' equity	95,070	113,566

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$455,529	$554,794

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands except share and per share data
REVENUES
Net premiums written	$113,593	$211,886	$313,210
Change in unearned premiums	39,627	24,734	(64,085)

Net premiums earned	153,220	236,620	249,125
Management fee revenue	874	1,846	2,128
Net investment income (includes expenses of $297, $397 and $495 for related parties)	12,177	12,924	13,515
(Loss)/gain on equity investments	(27)	180	(205)
Net realized investment losses	(5,711)	(2,538)	(1,974)

	160,533	249,032	262,589

EXPENSES
Losses and loss expenses	104,566	187,241	199,031
Acquisition costs	45,840	78,566	66,296
Personnel costs	11,891	13,085	8,993
Professional service fees	6,899	10,268	8,166
Other expenses	9,116	16,490	8,510

	178,312	305,650	290,996

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(17,779)	(56,618)	(28,407)
Income tax benefit/(charge)	1,339	—	(815)

LOSS FROM CONTINUING OPERATIONS	(16,440)	(56,618)	(29,222)
Net loss from discontinued operations	—	(5,178)	(12,772)

NET LOSS	$(16,440)	$(61,796)	$(41,994)

PER SHARE DATA
Basic net loss per share from continuing operations	$(1.39)	$(4.79)	$(2.20)
Diluted net loss per share from continuing operations	$(1.39)	$(4.79)	$(2.20)

Basic net loss per share	$(1.39)	$(5.23)	$(3.17)
Diluted net loss per share	$(1.39)	$(5.23)	$(3.17)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
Basic	11,795,034	11,809,000	13,260,214
Diluted	11,795,034	11,809,000	13,260,214

Dividends declared per share	$0.00	$0.24	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands
COMMON SHARES (PAR VALUE)
Balance at January 1	$11,777	$11,599	$13,924
Shares retired during year	(63)	(393)	(2,334)
Issuance of shares to employees	117	571	9

Balance at December 31	11,831	11,777	11,599

ADDITIONAL PAID-IN CAPITAL
Balance at January 1	208,539	211,225	226,216
Shares retired during year	(430)	(1,643)	(14,195)
Directors' fees taken as stock options	62	173	232
Dividends	—	(2,859)	(1,072)
Issuance of shares to employees	50	1,643	44

Balance at December 31	208,221	208,539	211,225

UNEARNED COMPENSATION
Balance at January 1	$(893)	$—	$—
Net decrease during year	560	893	—

Balance at December 31	$(333)	$(893)	$—

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at January 1	(3,366)	(5,314)	60
Foreign currency translation adjustments, net of tax	1,138	(3,629)	(1,128)
Unrealized (losses)/gains on securities, net of tax	(3,490)	5,577	(4,246)

Balance at December 31	(5,718)	(3,366)	(5,314)

RETAINED (DEFICIT)/EARNINGS
Balance at January 1	(102,491)	(40,695)	4,641
Net loss	(16,440)	(61,796)	(41,994)
Dividends	—	—	(3,342)

Balance at December 31	(118,931)	(102,491)	(40,695)

TOTAL SHAREHOLDERS' EQUITY	$95,070	$113,566	$176,815

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,440)	$(61,796)	$(41,994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,761	1,642	1,773
Realized investment losses	5,738	2,805	1,974
Amortization of premiums and discounts	—	—	89
Bad debt provisions	—	740	3,416
Non-cash compensation expenses	428	1,506	285
Changes in assets and liabilities:
Accrued investment income	1,212	127	262
Management fees receivable	417	590	1,861
Reinsurance balances receivable	51,061	34,525	(107,838)
Reinsurance recoverable on incurred losses	(12,997)	(4,171)	(8,701)
Funds held by ceding companies	(6,197)	(2,891)	(11,949)
Prepaid reinsurance premiums	3,909	3,676	(6,832)
Deferred acquisition costs	6,303	11,196	(20,182)
Deferred tax asset	(1,339)	—	843
Unpaid losses and loss expenses	(33,232)	42,679	92,556
Unearned premiums	(43,729)	(33,003)	69,243
Acquisition costs payable	(21,494)	(8,451)	27,568
Reinsurance balances payable	21,416	4,485	18,911
Accrued expenses and accounts payable	(548)	5,634	2,195
Other assets and liabilities	1,246	(816)	(1,329)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(42,485)	$(1,523)	$22,151

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of investments acquired—available for sale	$(296,302)	$(209,647)	$(301,290)
Proceeds from sale of investments—available for sale	318,705	223,084	325,129
Change in short-term investments	—	—	—
Purchases of fixed assets	(2,630)	(1,314)	(2,686)
Purchases of intangible assets	—	—	(958)
Funding of other investments	595	(7,940)	(10,067)

NET CASH PROVIDED BY INVESTING ACTIVITIES	$20,368	$4,183	$10,128

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common shares	—	(2,036)	(16,529)
Dividends paid	—	(2,870)	(4,414)

NET CASH USED IN FINANCING ACTIVITIES	$—	$(4,906)	$(20,943)

Net (decrease) increase in cash	(22,117)	(2,246)	11,336
Cash and cash equivalents at January 1	26,032	28,278	16,942

Cash and cash equivalents at December 31	$3,915	$26,032	$28,278

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions
Interest paid	$—	$—	$17
Income taxes paid	$65	$87	$496

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands
Net loss	$(16,440)	$(61,796)	$(41,994)

Other Comprehensive income, net of tax:
Foreign currency translation adjustments	1,138	(3,629)	(1,128)
Unrealized (losses)/gains on securities (net of tax of $— , $160 and $— )	(3,490)	3,039	(6,220)
Less reclassification adjustment for losses/(gains) included in net income	—	2,538	1,974

Other comprehensive (loss)/income	(2,352)	1,948	(5,374)

Comprehensive loss	$(18,792)	$(59,848)	$(47,368)

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended December 31, 2001, 2000, 1999

1.    ORGANIZATION AND BUSINESS

        We were incorporated under the laws of Bermuda on August 21, 1997. Our principal activities conducted through our subsidiaries, are to provide accident, health, credit, life and special risk reinsurance and to provide underwriting management services for these lines.

        Our consolidated financial statements include both our accounts and those of the following majority owned subsidiaries: European Specialty Reinsurance (Bermuda) Limited, ESG Reinsurance Ireland Limited, Accent Europe Insurance Company Limited, European Specialty Group (United Kingdom) Limited, ESG Re London Limited, ESG (London) Limited, ESG Direct Italy, ESG Direct Spain, European Specialty Latin America Inc., ESG Re North America Limited, European Specialty Group Holding AG, European Specialty Group Management GmbH, European Specialty Group Underwriting Management GmbH, Sportsecure AG, European Specialty Ruckversicherung AG, IPT GmbH, Health Benefits Consultants Company Limited, ESG Direct Hong Kong Limited, ESG Direct Asia Pte Limited, ESG Direct Australia Pty Limited, Imedi-L Holding Georgia and IMEDI L International Insurance Company Limited.

        All material intercompany balances and transactions have been eliminated in consolidation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our significant accounting policies include the following:

(A)  PREMIUM REVENUES

        We estimate and recognize premiums written at the inception of the reinsurance contract based upon information received from intermediaries and ceding companies. We compare estimated written premiums to actual premiums as reported by ceding companies on a periodic basis. The timeliness and frequency of ceding company reports vary considerably by ceding company, line of business and geographic area, therefore the actual ultimate premium written may not be known with certainty for prolonged periods, following the expiration of the reinsurance contract. Differences between such estimates and actual amounts as reported by ceding companies are recorded in the period in which the actual amounts are determined.

        The reinsurance contracts which we enter are primarily of short duration. For retroactive contracts the amount by which the amount paid for reinsurance coverage exceeds the recorded liabilities is charged to earnings. If the liabilities exceed the amount paid the excess is deferred and amortized into income over the remaining settlement period. Premiums written are recognized as earned over the coverage period in proportion to the amount of protection provided. Unearned premium reserves are established to cover the unexpired contract period.

(B)  RESERVE FOR LOSSES AND LOSS EXPENSES

        The reserve for unpaid losses and loss adjustment expenses includes an estimate of reported case reserves and an estimate for losses incurred but not reported. Case reserves are estimated based on ceding company reports and other data considered relevant to the estimation process. We have some specific historical experience on a significant number of our programs on which to base our estimate of losses incurred but not reported. There is a reliance on the expectations of ceding companies about ultimate loss ratios at the inception of the contracts, supplemented by industry experience, which increases the uncertainty involved in the loss estimation process. The reserves as established by management are reviewed quarterly and adjustments are made in the periods in which they become known. Although management believes that an adequate provision has been made for the liability for losses and loss expenses based on all available information, there can be no assurance that the ultimate losses will not differ significantly from the amounts provided.

(C)  INVESTMENTS

        Fixed maturity securities are classified as available for sale and are reported at estimated fair value. Investments that are available for sale are expected to be held for an indefinite period but may be sold depending on interest rates and other considerations. Other investments over which we exercise significant influence are accounted for under the equity method. Otherwise these investments are accounted for at cost. Unrealized investment gains and losses on investments available for sale, net of applicable deferred income tax, are reported as a separate component of "accumulated other comprehensive income". Realized gains or losses on sale of investments are determined on the basis of average cost. The carrying values of investments available for sale and other investments are adjusted for impairments in value that are considered to be other than temporary.

(D)  DEFERRED ACQUISITION COSTS

        We defer costs relating to the production of new business, primarily commissions and telemarketing costs in respect of our Direct business, and include them in the deferred acquisition cost asset to the extent that they are recoverable from future related policy revenues. We amortize the deferred acquisition costs in respect of commissions over the periods in which the related premiums are earned. We amortize the deferred acquisition costs in relation to telemarketing over the expected life of the policies. We review our deferred costs to determine if they are recoverable from future income, including investment income, and, if they are not, we charge them as an expense.

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

(F)  MANAGEMENT FEE REVENUE

        Management fee revenue consists primarily of fees earned as compensation for underwriting and managing the reinsurance portfolio on behalf of our co-reinsurers. These fees are estimated and recognized at the inception of the contracts with the co-reinsurers and amortized over the life of the contracts.

(G)  INCOME TAXES

        We and our subsidiaries file income tax returns as required by the laws of each country in which it has operations. We account for income tax expenses and liabilities under the asset and liability method in accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes arise from the recognition of temporary differences between income reported for financial statement purposes and income for income tax purposes. These deferred taxes are measured by applying currently enacted tax rates. In addition, SFAS No. 109 requires the recognition of future benefits, such as for net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

(H)  FOREIGN CURRENCY TRANSLATION

        Our functional and reporting currency is the U.S. Dollar. Foreign currency receivables or payables that are denominated in a currency other than U.S. dollars are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars using weighted average exchange rates for the period. The resulting exchange gains or losses are included in the results of operations. Exchange gains and losses related to the translation of investments available for sale are included in the net unrealized appreciation (depreciation) of investments, net of deferred income taxes, as a separate component of "accumulated other comprehensive income." Assets and liabilities related to foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using weighted average exchange rates for the period. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from income and included as a separate component of "accumulated other comprehensive income."

(I)  EARNINGS PER SHARE

        Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of stock options and warrants to purchase common shares. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period of calculation.

(J)  STOCK-BASED COMPENSATION

        SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method for all employee awards granted. Companies are permitted to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but must disclose in a note to the financial statements, pro forma net income and earnings per share as if SFAS No. 123 had been applied. We account for stock-based compensation under APB No. 25 and provides the fair value method disclosures required by SFAS No. 123.

(K)  CASH AND CASH EQUIVALENTS

        For purposes of the consolidated statement of cash flows, we consider all time deposits and commercial paper with original maturity dates of 90 days or less to be cash equivalents.

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

(M) FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value of our investments approximates their fair value and is based on quoted market prices. Due to the uncertainty with respect to both the timing and amount of the proceeds to be realized from our other investments, it is not practicable to determine the fair value of these other investments. The carrying values of other financial instruments, including cash and cash equivalents, accrued investment income, and other receivables and payables approximate their estimated fair value due to the short term nature of the balances.

(N)  ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Management does not expect the adoption of SFAS No. 141 to have an impact on our financial position, results of operations, or cash flows.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. Management does not expect the adoption of SFAS No. 142 to have an impact on our financial position, results of operations, or cash flows.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and some provisions of Accounting Principles Board Opinion 30. SFAS No. 144 sets new criteria for determining when an asset can be classified as held-for-sale as well as modifying the financial statement presentation requirements of operating losses from discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the provisions of SFAS No. 144. Management does not expect the adoption of SFAS No. 144 to have an impact on our financial position, results of operations, or cash flows.

3.    INVESTMENTS

        Our investment portfolio at December 31, 2001 and 2000 is comprised of the following:

	As at December 31,
	2001	2000
	U.S. dollars in thousands
Fixed maturities available for sale	$144,844	$168,478

Total	$144,844	$168,478

(A)  FIXED MATURITIES AND EQUITIES

        The amortized cost, fair value and gross unrealized gains and losses of fixed maturities as of December 31, 2001 and 2000 are presented in the tables below:

As at December 31, 2001	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	U.S. dollars in thousands
Corporate securities	$44,581	$230	$1,012	$43,799
U.S. treasury securities	54,000	24	558	53,466
Asset-backed securities/Mortgage-backed securities	25,741	241	383	25,599
Obligations of states and political subdivisions	16,612	171	278	16,505
Foreign currency debt securities	5,435	40	—	5,475

Total	$146,369	$706	$2,231	$144,844

As at December 31, 2000	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	U.S. dollars in thousands
Corporate securities	$70,003	$1,562	$183	$71,382
U.S. treasury securities	37,402	726	—	38,128
Asset-backed securities/Mortgage-backed securities	33,722	89	40	33,771
Obligations of states and political subdivisions	18,263	490	—	18,753
Foreign currency debt securities	7,123	—	679	6,444

Equity investments
Total	$166,513	$2,867	$902	$168,478

(B)  MATURITY DISTRIBUTION

        The amortized cost and fair value of fixed maturities by contractual maturity are shown in the following table:

As at December 31, 2001	Amortized Cost	Fair Value
	U.S. dollars in thousands
Fixed maturities available for sale
Due in one year or less	$11,590	$11,138
Due after one year through five years	85,436	84,657
Due after five years through ten years	23,602	23,450
Due after ten years	—	—
Mortgage-backed securities /Asset-backed securities	25,741	25,599

Total	$146,369	$144,844

        Proceeds from the sales of investments available for sale for the years ended December 31, 2001 and 2000 were $318.7 million and $223.1 million, respectively. Realized investment gains and losses for the years ended December 31, 2001 and 2000 were as follows:

	Years ended December 31,
	2001	2000
	U.S. dollars in thousands
Gross realized gains	$8,642	$779
Gross realized losses	(14,353)	(3,317)

Total net realized gains/(losses)	$(5,711)	$(2,538)

(C)  CHANGE IN NET UNREALIZED (LOSSES)/GAINS ON INVESTMENTS

	As of December 31,
	2001	2000	1999
	U.S. dollars in thousands
Change in unrealized gains on investments, net of deferred taxes, included in other comprehensive income:
Fixed maturities	$(3,490)	$5,577	$(6,220)

Total	$(3,490)	$5,577	$(6,220)

(D)  NET INVESTMENT INCOME

        The components of net investment income are presented in the table below:

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands
Interest on fixed maturities	$11,245	$11,966	$12,335
Interest on other investments	700	434	495
Interest on cash and cash equivalents	450	654	1,274
Other	116	313	218

Total investment income	12,511	13,367	14,322
Investment expenses	(334)	(443)	(807)

Total	$12,177	$12,924	$13,515

4.    OTHER INVESTMENTS

        Other investments represents equity investments in, and loans to, reinsurance-related enterprises, ceding companies or distribution channels that are expected to generate or secure additional profitable business for us. The loans bear interest at rates between 6% and 9% and are repayable between one and five years. There was a write-down in our investment in 4Sigma Limited of $8 million in 2001, leaving a net written down value of $1.2 million as at December 31, 2001.

	As of December 31,
	2001	2000
	U.S. dollars in thousands
Equity investments	$1,672	$10,736
Loans	4,500	7,000

	$6,172	$17,736

5.    MANAGEMENT FEES RECEIVABLE

        Management fees receivable represents management fee and related revenues that are primarily due from co-reinsurers and quota share retrocessionnaires to whom a portion of our gross managed premium is allocated. Management fees receivable at December 31, 2001, and 2000 consist of the following:

	As of December 31,
	2001	2000
	U.S. dollars in thousands
Fees from co-reinsurers	$296	$582
Other fees	—	131

Total	$296	$713

6.    DEFERRED ACQUISITION COSTS

        Activity in deferred acquisition costs for the years ended December 31, 2001, and 2000 is summarized as follows:

	Years Ended December 31,
	2001	2000
	U.S. dollars in thousands
Balance at January 1	$46,611	$57,807
Acquisition costs incurred	39,537	67,370
Amortization of acquisition costs	(45,840)	(78,566)

Net change in deferred acquisition costs	(6,303)	(11,196)

Balance at December 31	$40,308	$46,611

7.    LOSSES AND LOSS EXPENSES

        Activity in the reserve for unpaid losses and loss expenses for the years ended December 31, 2001 and 2000 is summarized as follows:

	Years Ended December 31,
	2001	2000
	U.S. dollars in thousands
Balance at January 1	$179,614	$136,935
Less reinsurance recoverable	(15,633)	(11,462)

Net balance at January 1	163,981	125,473
Incurred related to:
Current year	124,275	133,574
Prior years	(19,709)	53,667

Total incurred losses and loss expenses	104,566	187,241

Paid related to:
Current year	54,109	41,470
Prior years	96,685	107,263

Total paid losses and loss expenses	150,794	148,733

Net balance at December 31	117,753	163,981
Plus reinsurance recoverable on incurred losses	28,630	15,633

Balance at December 31	$146,383	$179,614

        The negative prior year movement in incurred losses is as a result of a reduction in estimated loss reserves arising from write-downs in estimated written premiums of $105 million in 2001, with an equivalent reduction in net earned premiums of $30.3 million.

8.    INCOME TAXES

        Under current Bermuda law, we are not required to pay taxes in Bermuda on either income or capital gains. Provision for income taxes consists of corporate and other applicable income taxes payable in the various jurisdictions in which we conduct our business including, but not limited to, Germany, Ireland, Canada and the United Kingdom. The components of income taxes for the years presented are as follows:

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands
Current tax expense
Bermuda	$—	$—	$—
Foreign	—	—	(28)

Total current tax expense	—	—	(28)
Total deferred tax expense (benefit)	(1,339)	—	843

Total income tax expense (benefit)	$(1,339)	$—	$815

        The actual income tax expense attributable to income for the three years in the period ended December 31, 2001 differed from the amount computed by applying the combined effective rate of 0% under Bermuda law for 2001 and 1999 to income before income taxes, as a result of the following:

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands
Computed "expected tax expense"	$—	$—	$—
Tax effect of foreign taxes	(1,339)	—	815

Total income tax expense (benefit)	$(1,339)	$—	$815

        Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the tax laws and regulations. The principal items in the net deferred income tax asset (liability) are as follows:

	As of December 31,
	2001	2000
	U.S. dollars in thousands
Deferred tax assets
Net operating loss carryforward	$12,147	$11,246
Other assets	1,368	1,105

Gross deferred tax assets	13,515	12,351
Less: valuation allowance	(11,387)	(11,444)

Deferred tax assets after valuation allowance	$2,128	$907

Deferred tax liabilities
Unrealized investment gains	—	(157)
Other liabilities	(789)	(750)

Total deferred tax liabilities	$(789)	$(907)

Net deferred tax asset	$1,339	$—

        Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. During both 2001 and 2000, a valuation allowance of $11.4 million was recorded to reduce the deferred tax asset in accordance with the provisions of SFAS109. The valuation allowance is necessary because sufficient uncertainly exist regarding the realizability of certain net operating loss carryforwards. We have loss carryforwards of $57.0 million and $65.0 million, available to offset future foreign taxable income, as of December 2001 and 2000, respectively. Such tax loss carryforwards do not have an expiration date.

9.    RETROCESSIONS

        We utilize retrocessional agreements to reduce our exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from retrocessionaires of a portion of our losses and loss expenses under certain circumstances. They do not discharge our primary liability. In the event retrocessionaires were unable to meet their obligations under the retrocession agreements, we would be liable for such defaulted amounts. We believe that we have minimized our credit risk with respect to our reinsurance by monitoring our retrocessionaires and avoiding concentrations with any single company.

        Losses and loss expenses incurred and earned premiums as reported in the statement of operations are after deduction for retrocessions. Written and earned premiums and losses incurred for the years ended December 31, 2001, 2000 and 1999 are comprised of the following:

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands
Premiums written:
Assumed	$134,372	$244,976	$333,000
Ceded	(20,779)	(33,090)	(19,790)

Net premiums written	$113,593	$211,886	$313,210

Premiums earned:
Assumed	$178,101	$260,469	$262,451
Ceded	(24,881)	(23,849)	(13,326)

Net premiums earned	$153,220	$236,620	$249,125

Losses and loss expenses:
Assumed	$121,902	$209,224	$211,645
Ceded	(17,336)	(21,983)	(12,614)

Net losses and loss expenses	$104,566	$187,241	$199,031

10.  EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations:

Year Ended December 31, 2001
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
U.S. dollars in thousands except share and per share data
BASIC EARNINGS PER SHARE
Net loss allocable to common shareholders	$(16,440)	11,795,034	$(1.39)
Effect of dilutive securities:
Class A warrants	—	—	—
Class B warrants	—	—	—
Director and employee options	—	—	—
Employee share grant	—	—	—
Repurchase of common shares	—	—	—

DILUTED EARNINGS PER SHARE
Net loss allocable to common shareholders	$(16,440)	11,795,034	$(1.39)

Year Ended December 31, 2000
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
U.S. dollars in thousands except share and per share data
BASIC EARNINGS PER SHARE
Net loss allocable to common shareholders	$(61,796)	11,809,000	$(5.23)
Effect of dilutive securities:
Class A warrants	—	—	—
Class B warrants	—	—	—
Director and employee options	—	—	—
Employee share grant	—	—	—
Repurchase of common shares	—	—	—

DILUTED EARNINGS PER SHARE
Net loss allocable to common shareholders	$(61,796)	11,809,000	$(5.23)

        Class A warrants to purchase 1,381,200 common shares at $20 per share were outstanding as of December 31, 2000 and 2001. Options to purchase up to 1,680,328 common shares, issued at exercise prices between $2.01 and $26.00, were outstanding as of December 31, 2000. Options to purchase up to 2,315,409 common shares, issued at exercise prices between $2.01 and $26.00, were outstanding as of December 31, 2001. The incremental shares from assumed exercise of options and warrants have not been included in the above computation for 2001 and 2000 as they have an anti-dilutive effect on the net loss per common share.

11.  COMMITMENTS AND CONTINGENCIES

(A)  EMPLOYMENT CONTRACTS

        We have entered into various employment contracts with fixed terms of up to three years that have total minimum commitments of $0.6 million, excluding any performance bonuses that are determined by our Board of Directors. The contracts include various non-compete clauses following termination of employment. As of December 31, 2000, the minimum employee commitments were $3.1 million.

(B)  LEASE AND OTHER COMMITMENTS

        We and our subsidiaries have various lease obligations. Rental expenses are amortized on the straight-line basis over the term of the lease. Total rental expense was approximately $1.4 million, $1.5 million and $0.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. We have leased premises in Bermuda, Ireland, United Kingdom, Portugal, Hong Kong, Australia, Thailand, United States, Canada, Italy and Spain.

        The future minimum commitments under operating leases, employment contracts and other commitments are as follows:

Year Ended December 31,	Lease and other Commitments	Employment Commitments	Total
	U.S. dollars in thousands
2002	$1,543	$563	$2,106
2003	709	80	789
2004	523	—	523
2005	263	—	263
2006	184	—	184
Over five years	839	—	839

Total	$4,061	$643	$4,704

(C)  LETTERS OF CREDIT

        As of December 31, 2001, Secured Letters of Credit and Trust Accounts in the aggregate amount of $91.0 million have been issued in favor of ceding companies with $27.0 million related to Letters of Credit issued and $64.0 million related to Trust Accounts in force. The Letters of Credit and Trust Accounts are secured by a lien on our fixed maturities investment portfolio, equal to 120% of the amount of the outstanding letters of credit, and 102% of the amount of the outstanding Trust Accounts. As of December 31, 2000, Secured Letters of Credit and Trust Accounts in the aggregate amount of $95.8 million have been issued in favor of ceding companies with $73.4 million related to Letters of Credit issued and $22.4 million related to Trust Accounts in force.

(D)  PENSION OBLIGATIONS

        Certain subsidiaries of ours are obligated to make defined contributions to pension plans for their employees. As of December 31, 2001 and 2000, there were outstanding liabilities for pension contributions of $645 thousand and $568 thousand respectively. Pension contribution expenses were $760 thousand, $732 thousand, and $590 thousand, for the years ended December 31, 2001, 2000, and 1999, respectively.

(E)  DISCONTINUED OPERATIONS

  HEALTH CARE DIVISION

        From December 1998 through June 2000, we operated IPT GmbH and later VBB Bermuda Limited, subsidiaries that provided disease management services in Germany. These services, which included physician referrals, a medical information hotline, second opinion services, cardiac rehabilitation and access to disease management advisors, comprised the health care segment of our business.

        Effective as of June 30, 2000, we transferred all the assets of our health care segment to 4Sigma. These assets had a book value of $8 million at the time of transfer. In exchange for the transferred assets, we received 8,000,000 shares of Series A preferred stock, representing a 69% equity interest in 4Sigma. In addition, affiliates of John C Head III, the Chairman of our Board of Directors, invested $3.0 million in cash in exchange for a 28% equity interest in 4Sigma. Dr. Gerald Moeller, a director of ESG from July 1999 to August 2000 and the president of our health care division from July 1999 to June 2000, also invested $400,000 in cash in exchange for a minority equity interest in 4Sigma. The board members of 4Sigma include John C Head III, Dr. Gerald Moeller and Dr. Herbert Palmberger, who also serves as outside counsel to ESG in Germany.

        In November 2001, we committed to make an additional capital infusion in 4Sigma of $1.8 million, in increments of $100,000 as funds are needed by 4Sigma, in exchange for 1.8 million shares of Series E preferred stock. As at December 31, 2001 we had invested $1.2 million of this commitment. Mr. Head has also committed to invest an additional $1.2 million in cash in 4Sigma on these same terms and conditions. We evaluate our investment in 4Sigma periodically.

        As of December 31, 2001, we had written off the Series A preferred stock representing our initial $8.0 million investment in 4Sigma.

(F)  CONTINGENCIES

        We and our subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. We do not believe that such litigation will have a material adverse effect on our financial condition, future operating results, or liquidity.

        In February 2000, Odyssey Re instituted an action in England against a broker, Stirling Cooke Brown, alleging fraud and conspiracy on the reinsurance placement of 1997 and 1998 Personal Accident and Workers Compensation "carve out" business with Odyssey Re. These proceedings mirror earlier proceedings commenced in New York, which were dismissed on jurisdictional grounds. During 1998, ESG accepted a 25% quota share reinsurance treaty with Odyssey Re (UK) retroactive to January 1, 1998. This treaty covers various insurance companies involved in the litigation Odyssey Re instituted in New York over 1997 and 1998 business. This treaty terminated as of December 31, 1998, but we renewed our participation for 1999 directly with one of those ceding companies. In December 1999, we gave notice to rescind our contract with Odyssey Re (UK) for misrepresentation and failure to disclose material facts. On November 29, 2000, we filed suit in the High Court to seek a judicial confirmation of our rescission. On February 5, 2001, Odyssey Re filed a response. On March 21, 2001, we filed a motion for summary judgment. The motion was substantially based on an admission by Odyssey Re (UK) that a misrepresentation had been made to us in connection with the quota share, and was supported by evidence from fact and expert witnesses. Our intention was to re-evaluate the motion if Odyssey Re (UK) served any evidence. Subsequently, Odyssey Re (UK) withdrew their admission, and, less than a week before the date scheduled for the hearing, and in violation of the applicable rules of court, they served their evidence, in which they made it clear, for the first time, that they intended to plead a positive case that the representation was true. Odyssey Re's evidence also raised other factual issues by way of defense, which had not been contained in their initial pleading.

        We recognized that the court was unlikely to give a summary judgment on the evidence as it stood and accordingly withdrew our motion. This withdrawal is in no way an acknowledgement that our prospects of success in our litigation with Odyssey Re (UK) are any less good than they were, but simply an acceptance that the issues, which have been raised, require a trial. Indeed, we remain confident that we will prevail in that litigation, and intend to pursue the litigation aggressively. We may reissue our motion for summary judgment at any time if justified by the state of the evidence and the pleadings. This matter will be heard no earlier than early 2003.

        We have also given notice we intend to rescind the 1999 account. This matter is now set for arbitration in early 2003.

        At this time, we are unable to determine the amount of our exposure and the possible effect upon our business, financial condition or results of operation from these two contracts.

12.  FIDUCIARY ASSETS AND LIABILITIES

        As part of our prior underwriting pool management services, we collect premiums and pay claims on behalf of the pool participants. In addition to fees received for the underwriting services, we also earn interest income on funds we are authorized to hold in accordance with the underwriting management agreements between us and the pool participants. We are authorized to retain 25% of gross premiums as a claims fund held in bank accounts having trustee status.

13.  WARRANTS

        In connection with the Direct Sales (the private sale of securities—Common, A Warrants and B Warrants), we issued Class A Warrants to purchase up to 1,381,200 common shares and Class B Warrants to purchase up to 1,381,200 common shares if certain performance criteria are satisfied. The Class A Warrants are vested and are exercisable at $20 per share at any time prior to December 2007.

        Twenty percent of the Class B Warrants are available for vesting during each of the first five years following the closing date of the IPO of the Company in December 1997, and will vest only if, for any 20 consecutive trading days during the one-year vesting period, the percentage change in the market price of the common shares since the closing date of the IPO exceeds the percentage change in the Wilshire 5000 Stock Price Index by at least 500 basis points. The Class B Warrants are exercisable for a period of 10 years from the date of vesting. The exercise price per Common Share was originally $20 and was reduced by $1.50 on September 1, 2001 under the terms of the original Warrant. As of December 31, 2001 and 2000, 276,240 of the Class B Warrants are vested and are exercisable.

14.  STOCK-BASED COMPENSATION

(A)  EMPLOYEE STOCK OPTION PLAN

        We have adopted the 1997 Stock Option Plan (the "Stock Option Plan") under which our employees and employees of our subsidiaries are eligible to participate. The Stock Option Plan is administered by the Compensation Committee of our Board of Directors. Subject to the provisions of the Stock Option Plan, the Board of Directors has sole discretionary authority to interpret the Stock Option Plan and to determine the terms and conditions of the awards. The Stock Option Plan was approved by shareholders in December 1997.

        The exercise price of an option is determined by the Compensation Committee when the options are granted. The vesting schedule of an option is determined by the Compensation Committee when an option is granted. The most common vesting schedule calls for an option to vest 25% at the date of grant and 25% on each of the second, third and fourth anniversaries of the date of grant. All options are exercisable at the fair market value of the stock at the date of the grant and expire 10 years after the date of the grant. Options granted under the Stock Option Plan are assignable subject to certain limitations. We have reserved 2,000,000 common shares for issuance under the Stock Option Plan.

        As of December 31, 2001, options to purchase a total of 1,565,694 shares of common stock had been granted, net of forfeitures, of which options for 656,975 shares were vested and exercisable, and 166,139 shares had been issued upon exercise. As of December 31, 2000, options to purchase a total of 1,057,900 shares of common stock had been granted, net of forfeitures, of which options for 679,648 shares were vested and exercisable, and no shares had been issued upon exercise.

(B)  DIRECTORS' STOCK OPTION PLAN

        We have adopted the ESG Re Limited Non-Management Directors' Compensation and Option Plan (the "Directors' Plan"), under which non-management directors are compensated for their service on the Board. Each non-management director receives fees for services as a member of the Board of Directors and its committees, in amounts determined by the Board of Directors, to be paid in a combination of cash and common shares, as determined by the Board. A Director may elect to receive all or a portion of such fees in the form of options to purchase common shares equal to two times the fees that would otherwise be payable. A director may also elect to defer receipt of the fees, and if so deferred, will receive deferred compensation indexed to the greater of (i) the total return on the common shares; or (ii) the one-year U.S. Treasury bill rate. If a director does not elect the payment in options or deferred compensation alternatives, the fees will be paid in a combination of cash and shares as determined by the Board. Shares granted under the Directors' Plan will not be transferable for six months after receipt. We have reserved 1,000,000 common shares for issuance under the Directors' Plan. The Directors' Plan was approved by shareholders in December 1997.

        To date all non-management directors have elected to receive their fees as options to purchase shares. Options granted under the Directors' Plan vest 100% at the date of grant. All options are exercisable at fair market value of the stock at the date of grant and expire 10 years after the date of grant. As of December 31, 2001, options to purchase a total of 754,428 shares of common stock had been granted, net of forfeitures, of which options for 754,428 shares were vested and exercisable, and no shares had been issued upon exercise. As of December 31, 2000, options to purchase a total of 622,128 shares of common stock had been granted, net of forfeitures, of which options for 622,128 shares were vested and exercisable, and no shares had been issued upon exercise.

        Compensation expense related to these grants of $62 thousand, $173 thousand and $232 thousand were recognized for the years ending December 31, 2001, 2000 and 1999, respectively.

        A summary of the status of our outstanding stock options under both plans as of December 31, 2001, 2000 and 1999 is presented below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,680,328	$9.33	1,440,503	$15.20	815,428	$21.90
Granted	1,239,096	$9.40	858,700	$5.07	1,033,500	$11.68
Exercised	(166,139)	$2.62	—	—	—	—
Forfeited	(437,876)	$15.02	(618,875)	$17.08	(408,425)	$19.66
Outstanding at December 31	2,315,409	$6.47	1,680,328	$9.33	1,440,503	$15.20
Options exercisable at December 31	1,411,403	$8.70	1,302,076	$9.89	1,005,378	$13.54
Average fair value of options granted during the year		$0.74		$2.95		$0.88

        The fair value of each option grant was estimated using the Black/Scholes option pricing model with the following assumptions: (i) dividend yield of 0.0%; (ii) expected volatility of 28.1%; (iii) risk-free rate of 4.5%; and (iv) expected life of 4.7 years.

        We apply APB Opinion 25 and Related Interpretations in accounting for stock based compensation. Had the compensation expense for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS No. 123, our net loss and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands, except share and per share data
Net loss
As reported (basic and diluted)	$(16,440)	$(61,796)	$(41,994)
Pro forma	(17,859)	(63,224)	(42,311)

Net loss per share
As reported (basic and diluted)	$(1.39)	$(5.23)	$(3.17)
Pro forma	$(1.51)	$(5.35)	$(3.19)

        The weighted average remaining contractual life of options outstanding at December 31, 2001, is presented below:

Range	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Life
$0.00 to $2.65	971,437	262,307	9.6 years
$2.66 to $5.30	255,082	228,082	8.6 years
$5.31 to $7.95	705,412	543,936	7.6 years
$7.96 to $10.60	0	0	0.0 years
$10.61 to $13.25	0	0	0.0 years
$13.26 to $15.90	4,000	3,000	6.8 years
$15.91 to $18.55	160,050	155,650	7.1 years
$18.56 to $21.20	104,714	104,714	5.8 years
$21.21 to $23.85	0	0	0.0 years
$23.86 to $26.50	114,714	113,714	6.3 years

(C)  RESTRICTED STOCK AWARD PLAN

        On February 25, 2000, the Board of Directors approved the 2000 Restricted Stock Plan (the "RSA Plan"). The purpose of the RSA Plan is to promote the interests of the Company and its shareholders by (i) enhancing our ability and our affiliates' ability to attract and retain qualified individuals upon whom, in large measure, our progress, growth and profitability depend and (ii) providing an incentive to these individuals to encourage them to contribute to our future success and prosperity by enabling such individuals to participate in the long-term growth and financial success of the Company through stock ownership. This is a broad-based plan under which grants can be made to employees at most levels. The Compensation Committee has discretionary authority to interpret the RSA Plan and to determine the terms of any awards, when, if and to whom awards are granted, and the number of common shares covered by each award. An S-8 Registration Statement was filed and effective on March 13, 2000 covering this Plan.

        Upon issuance of restricted shares, unearned compensation is charged to shareholders' equity for the cost of the restricted stock and is amortized to expense over the vesting period. The amount of earned compensation recognized as expense with respect to restricted stock awards was $0.6 million and $1.1 million for 2001 and 2000, respectively. No expense was recognized in 1999.

Restricted Stock Awards	2001	2000
Shares Outstanding at January 1	420,450	0
Total Shares Granted	40,000	616,400
Shares Forfeited	62,950	50,500
Shares Released upon Vesting	140,400	145,450
Shares Outstanding & Subject to Forfeiture	257,100	420,450
Shares Remaining available for Grant	1,457,050	1,434,100

15.  RELATED PARTIES

        In 1997, we entered into several agreements with Head Asset Management L.L.C. ("Head Asset Management"), an affiliate of Head & Company L.L.C. ("Head Company"), relating to the provision of investment management services. The Chairman of our Board of Directors and Chief Executive Officer is a Managing Member of Head Company. Under these agreements, which we amended July 1, 2000, and which are subject to our investment guidelines and other restrictions, we will pay Head Asset Management a fee equal to the sum of (i) 0.20% per annum of the first $150 million of assets under management, and (ii) 0.15% per annum of assets under management in excess of $150 million. We incurred expenses of $297 thousand, $397 thousand and $495 thousand under this agreement for the years ended December 31, 2001, 2000 and 1999, respectively.

16.  SEGMENT INFORMATION

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that an enterprise disclose information about its operating segments. During 2001, our operations consisted of two segments—ESG Reinsurance and ESG Direct. ESG Reinsurance, provides medical, personal accident, credit life, disability, and special risks reinsurance to insurers and selected reinsurers. ESG Direct provides direct marketing services, expertise in the development of reinsurance and insurance products, and supporting technology to financial institutions in Asia, Europe and Australia. Management monitors and evaluates the financial performance of each segment based on their underwriting profit or loss. The accounting policies for each of the operating segments are the same as those described in Note 2 Summary of Significant Accounting Policies.

        We do not maintain separate balance sheet data for our operating segments. Accordingly we do not review and evaluate the financial results of the operating segments based upon balance sheet data.

        The following tables provide summary financial information by our lines of business of the reinsurance segment.

	Year Ended December 31, 2001
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$104,376	$10,424	$(5,865)	$(1,293)	$2,116	$109,758
Net premiums written	88,899	5,850	(5,548)	(2,307)	2,086	88,980
Net premiums earned	101,985	33,054	(3,591)	1,187	2,475	135,110
Losses and loss expenses	(66,008)	(36,598)	3,687	284	(3,410)	(102,045)
Acquisition costs	(28,769)	(6,747)	289	(642)	936	(34,933)
Operating costs	(17,893)	(2,275)	(65)	(163)	(438)	(20,834)

Net underwriting (loss)/income	$(10,685)	$(12,566)	$320	$666	$(437)	$(22,702)

	Year Ended December 31,2000
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$173,919	$48,125	$3,405	$8,977	$4,535	$238,961
Net premiums written	148,285	43,014	3,162	7,845	3,565	205,871
Net premiums earned	161,772	51,771	6,588	6,127	4,513	230,771
Losses and loss expenses	(124,119)	(51,153)	(2,344)	(5,291)	(3,081)	185,988
Acquisition costs	(53,471)	(15,594)	(3,527)	(1,622)	(2,106)	(76,320)
Operating costs	(24,628)	(6,712)	(844)	(1,044)	(926)	(34,154)

Net underwriting (loss)/income	$(40,446)	$(21,688)	$(127)	$(1,830)	$(1,600)	$(65,691)

	Year Ended December 31, 1999
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$251,984	$66,514	$1,851	$6,934	$5,717	$333,000
Net premiums written	240,314	61,549	714	5,550	5,083	313,210
Net premiums earned	188,016	42,443	3,933	9,593	5,140	249,125
Losses and loss expenses	(153,894)	(33,001)	(2,424)	(8,015)	(1,697)	(199,031)
Acquisition costs	(52,940)	(9,287)	(795)	(1,516)	(1,758)	(66,296)
Operating costs	(16,503)	(4,393)	(421)	(976)	(550)	(22,843)

Net underwriting (loss)/income	$(35,321)	$(4,238)	$293	$(914)	$1,135	$(39,045)

        The following tables provide summary financial information of earned premiums of the ESG Reinsurance segment, on the basis of where the underlying risk is located

	Years ended December 31,
	2001	2000	1999
Western Europe	(0.7)%	17.9%	33.0%
North America	79.6%	57.1%	55.3%
Latin America	19.9%	16.8%	10.9%
Other	1.2%	8.2%	0.8%

Total	100.0%	100.0%	100.0%

        The following tables provide summary financial information by our lines of business of the direct segment. The ESG Direct segment did not operate during 1999.

	Year Ended December 31, 2001
	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	$17,169	$7,444	$24,613
Net premiums written	17,169	7,444	24,613
Net premiums earned	17,153	957	18,110
Losses and loss expenses	(2,242)	(278)	(2,520)
Acquisition costs	(10,395)	(511)	(10,906)
Operating costs	(6,382)	(313)	(6,695)

Net underwriting loss	$(1,866)	$(145)	$(2,011)

	Year Ended December 31, 2000
	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	$6,015	$—	$6,015
Net premiums written	6,015	—	6,015
Net premiums earned	5,849	—	5,849
Losses and loss expenses	(1,253)	—	(1,253)
Acquisition costs	(2,246)	—	(2,246)
Operating costs	(2,965)	—	(2,965)

Net underwriting loss	$(615)	$—	$(615)

        The following tables provide summary financial information of earned premiums of the ESG Direct segment, on the basis of where the underlying risk is located

	Years ended December 31,
	2001	2000
Western Europe	33.9%	0.0%
Asia	66.1%	100.0%

Total	100.0%	100.0%

17.  SIGNIFICANT CLIENTS

        For the year ended December 31, 2001, one significant client contributed $27.9 million to total revenue. For the year ended December 31, 2000 no client contributed more than 10% of total revenue. For the year ended December 31, 1999, one significant client relationship contributed $64.1 million to total revenue.

18.  STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

        Under Bermuda law, we are prohibited from declaring or paying a dividend if such payment would reduce the realizable value of our assets to an amount less than the aggregate value of our liabilities, issued share capital (common share capital) and share premium (additional paid-in capital) accounts.

        Under the Bermuda Insurance Act, 1978, amendments thereto and Related Regulations, European Specialty Reinsurance (Bermuda) Limited is required to maintain certain measures of solvency and liquidity. For the years ended December 31, 2001 and 2000, these requirements have been met. The statutory capital and surplus of European Specialty Reinsurance (Bermuda) Limited was $68.6 million and $76.6 million and the minimum required statutory capital and surplus was $8.1 million and $8.5 million as of December 31, 2001 and 2000, respectively. The minimum required level of liquid assets was $63.2 million and $80.1 million with actual liquid assets of $95.6 million and $143.7 million as of December 31, 2001 and 2000, respectively.

        Under the regulations in force in Ireland, Accent is required to maintain a minimum solvency margin. As at December 31, 2001, and 2000, the minimum solvency requirement was $1.7 million and $2.2 million respectively. In addition, the company is required to maintain a trust account of $20 million.

19.  UNAUDITED QUARTERLY FINANCIAL DATA

2001 Operating Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	U.S. dollars in thousands except per share data
Net Premiums written	$37,193	$29,672	$8,898	$37,830
Net Premiums earned	40,309	40,482	27,232	45,197
Management fee revenue	230	190	(132)	586
Net investment income	3,408	3,326	2,512	2,931
Losses and loss expenses	29,985	26,238	14,762	33,581
Acquisition costs	11,934	13,070	8,561	12,275
Underwriting (loss)/profit	(1,610)	1,174	3,909	(659)
(Loss)/income from continuing operations before tax	(3,943)	(5,915)	97	(8,018)
Net (loss)/income	(3,943)	(5,915)	97	(6,679)
Earnings per common share:
Basic net (loss)/income from continuing operations per share	(0.33)	(0.50)	0.01	(0.57)
Diluted net (loss)/income per share	(0.33)	(0.50)	0.01	(0.57)
Weighted average shares outstanding (000's):
Basic	11,783	11,788	11,788	11,809
Diluted	11,783	11,788	11,788	11,809
2000 Operating Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	U.S. dollars in thousands except per share data
Net Premiums written	$104,479	$44,675	$16,010	$46,722
Net Premiums earned	57,811	76,446	39,756	62,607
Management fee revenue	362	594	224	667
Net investment income	2,926	3,165	3,600	3,233
Losses and loss expenses	45,229	54,689	44,477	42,846
Acquisition costs	14,679	23,444	18,264	22,179
Underwriting loss	(2,097)	(1,687)	(22,985)	(2,417)
Net loss from continuing operations	(7,306)	(6,313)	(35,048)	(7,951)
(Loss)/income from discontinued operations	(2,920)	(3,008)	750	—
Net loss	(10,226)	(9,321)	(34,298)	(7,951)
Earnings per common share:
Basic net loss from continuing operations per share	(0.63)	(0.53)	(2.97)	(0.67)
Diluted net loss from continuing operations per share	(0.88)	(0.79)	(2.90)	(0.67)
Weighted average shares outstanding (000's):
Basic	11,576	11,837	11,817	11,822
Diluted	11,576	11,837	11,817	11,822

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information with respect to our executive officers is contained under the caption "Executive Officers" in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

        The information with respect to our directors is contained under the caption "Election of Directors" in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

        The information required in this item with respect to Section 16(a) compliance disclosure is incorporated in this Form 10-K by reference from our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

        The information with respect to executive compensation is contained under the caption "Executive Compensation" in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information with respect to security ownership of certain beneficial owners and management is contained under the caption "Information Regarding the Security Ownership of Certain Beneficial Owners, Management and Directors" in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information with respect to certain relationships and related transactions is contained under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, and REPORTS ON FORM 8-K.

(a)  Documents.

        The accompanying Exhibit Index is hereby incorporated herein by this reference. The exhibits listed in the accompanying Index to Exhibits on pages 71 and 72 are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K.

        We filed reports on Form 8-K on January 31, 2001, April 9, 2001 and November 26, 2001. There were no other reports on Form 8-K filed during the period from January 1, 2001, to December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto authorized on April 1, 2002.

ESG RE LIMITED
By:	/s/ JOE A. QUINN Name: Joe A. Quinn Title: Acting Senior Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C HEAD III John C Head III	Chairman of the Board, Director	March 29, 2002
/s/ ALASDAIR P. DAVIS Alasdair P. Davis	Chief Executive Officer, Director	March 29, 2002
/s/ JOE A. QUINN Joe A. Quinn	Acting Senior Financial Officer	March 29, 2002
/s/ CONOR HEERY Conor Heery	Controller, Chief Accounting Officer	March 29, 2002
/s/ ANTHONY J. HOBSON Anthony J. Hobson	Director	March 29, 2002
/s/ ISAO KUZUHARA Isao Kuzuhara	Director	March 29, 2002
/s/ DAVID L. NEWKIRK David L. Newkirk	Director	March 29, 2002
/s/ DAVID C. WINN David C. Winn	Director	March 29, 2002

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1*	Share Exchange Agreement between ESG Re Limited and European Specialty Group (United Kingdom) Limited, dated November 13, 1997
2.2*	Share Exchange Agreement between the shareholders of European Specialty Group Holding A.G. and European Specialty Group (United Kingdom) Limited, dated November 13, 1997
3.1*	Memorandum of Association
3.2*	Bye-Laws
4.1*	Specimen Common Share certificate
4.2*	Form of Class A Warrant
4.3*	Form of Class B Warrant
10.1*	Form of Subscription Agreement, between ESG Re Limited and certain Direct Purchasers, dated September 30, 1997
10.2*	Employment Agreement between ESG Re Limited and Steven H. Debrovner, dated December 1, 1997
10.3***	Employment Agreement between ESG Re Limited and John C Head III, dated September 1, 1999
10.4***	Employment Agreement between ESG Re Limited and Margaret L. Webster, dated March 1, 1999
10.5****	Employment Agreement between ESG Re Limited and Alasdair Davis, dated January 17, 2000
10.6****	Employment Agreement between ESG Re Limited and John C Head III, dated January 1, 2001
10.7++	Employment Agreement between ESG Re Limited and Nik Scopes, dated April 4, 2000
10.8*	Investment Advisory Agreement between ESG Re Limited and Head Asset Management LLC, dated December 1, 1997
10.9++	Amendment to Investment Advisory Agreement between ESG Re Limited and Head Asset Management LLC, dated July 1, 2000
10.10*	Investment Advisory Agreement between European Specialty Ruckversicherung A.G. and Head Asset Management LLC, dated December 1, 1997
10.11++	Amendment to Investment Advisory Agreement between European Specialty Ruckversicherung A.G. and Head Asset Management LLC, dated July 1, 2000
10.12++	Investment Advisory Agreement between European Specialty Reinsurance (Ireland) Limited and Head Asset Management LLC, dated December 1, 1997
10.13++	Amendment to Investment Advisory Agreement between European Specialty Reinsurance (Ireland) Limited and Head Asset Management LLC, dated July 1, 2000
10.14++	Investment Advisory Agreement between European Specialty Reinsurance (Bermuda) Limited and Head Asset Management LLC, dated July 1, 2000

10.15++	Investment Advisory Agreement between Accent Insurance Company Limited and Head Asset Management LLC, dated July 1, 2000
10.16*	Form of Registration Rights Agreement between ESG Re Limited and the Direct Purchasers named therein
10.17**	Form of Grant Agreement under ESG Re Limited Non-Management Directors' Compensation and Option Plan
10.18++	ESG Re Limited Non-Management Directors' Compensation and Option Plan
10.19**	Form of Grant Agreement under ESG Re Limited 1997 Stock Option Plan
10.20++	ESG Re Limited 1997 Stock Option Plan
10.21++	Form of Grant Agreement under ESG Re Limited 2000 Restricted Stock Plan
10.22++	ESG Re Limited 2000 Restricted Stock Plan
10.23++	ESG Re Limited Deferred Compensation Plan, amended and restated as of February 25, 2000
10.24++	ESG Re Limited Severance/Change in Control Policy, dated January 1, 2000
10.25†	Agreements relating to the transfer of certain assets and liabilities to, and subsequent sale of, VBB (Bermuda) Limited
10.26‡	Subscription Agreement and Bondholders Conversion Agreement relating to an investment in 4Sigma (Bermuda) Ltd
10.27+++	ACE Capital Reinsurance Overseas Ltd and ESG Reinsurance North America Ltd Reinsurance Management Agreement, dated November 1, 2001
21.1++	Subsidiaries of the Registrant
23.1++	Accountant's consent

*	Incorporated by reference from Amendment No. 1 to the Registration Statement on Form F-1 of the Company, as filed with the Securities and Exchange Commission on December 9, 1997 (registration No. 333-40341).
**	Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.
***	Incorporated by reference from the Company's Form 10-K/A for the year ended December 31, 1999, filed with the Securities and Exchange Commission on April 19, 2000.
****	Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.
†	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.
‡	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001.
++	Attached as an Exhibit hereto.
+++	Confidential treatment requested for portions of this agreement.

ESG RE LIMITED

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of ESG Re Limited

        We have audited the accompanying consolidated balance sheets of ESG Re Limited and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE

Chartered Accountants
Dublin, Ireland
March 29, 2002

QuickLinks

TABLE OF CONTENTS
PART I.
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
  ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ESG RE LIMITED CONSOLIDATED BALANCE SHEETS
ESG RE LIMITED CONSOLIDATED STATEMENTS OF OPERATIONS
ESG RE LIMITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
ESG RE LIMITED CONSOLIDATED STATEMENTS OF CASH FLOWS
ESG RE LIMITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
ESG RE LIMITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS For the three years ended December 31, 2001, 2000, 1999
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV.
  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, and REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX
ESG RE LIMITED INDEPENDENT AUDITORS' REPORT