Form 10-K/A
period 2001-12-31
ESG RE LTD
filed 2002-04-29
CIK 1049624

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(  )
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission file number 000-2348

ESG RE LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of Incorporation of organization)	Not Applicable (I.R.S. Employer Identification No.)

16 Church Street
Hamilton HM11, Bermuda
(Address of executive offices, zip code)

(441) 295-2185
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common Shares, $1.00 par value

Name of each exchange on which registered
Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 15, 2002, was $33,365,143 based on the closing price of $3.85 on that date.

        The number of the Registrant's common shares (par value $1.00 per share) outstanding as of March 15, 2002, was 11,831,818.

        The sole purpose of this Amendment No. 1 is to file SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT and SCHEDULE IV—REINSURANCE to the Annual Report on Form 10-K filed by the Registrant on April 1, 2002.

PART IV.
ITEM 14.    SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEET
(U.S. dollars in thousands except share and per share data)

	December 31, 2001	December 31, 2000
ASSETS
Investments — available for sale, at fair value (cost: $5,661 and $7,909)	$5,592	$7,762
Cash and cash equivalents	851	239
Investments in subsidiaries, at equity in the underlying net assets	92,791	88,391
Other investments	4,831	16,310

Total investments and cash	104,065	112,702
Accrued investment income	57	564
Intangible assets	—	1,355
Due from affiliates	—	2,438
Other assets	1,226	146

TOTAL ASSETS	$105,348	$117,205

LIABILITIES
Due to affiliates	2,854	—
Other liabilities	1,722	789

Total liabilities	4,576	789

SHAREHOLDERS' EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,831,063 shares issued and outstanding for 2001 and 11,777,086 shares issued and outstanding for 2000	11,831	11,777
Additional paid-in capital	208,221	208,539
Unearned compensation	(333)	(893)
Accumulated other comprehensive income:
Foreign currency translation adjustments	—	—
Unrealized gains on securities, net of tax	(16)	(516)

Accumulated other comprehensive income	(16)	(516)

Retained (deficit)	(118,931)	(102,491)

Total shareholders' equity	100,772	116,416

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$105,348	$117,205

PART IV.
ITEM 14.    SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENT OF OPERATIONS
(U.S. dollars in thousands)

	For Years Ended December 31,
	2001	2000	1999
REVENUES
Net investment income	724	1,097	3,978
Gain/(loss) on equity investments	(2,682)	181	(205)
Net realized investment gain/(loss)	(12,274)	(938)	(526)
Equity in undistributed change in retained earnings of subsidiaries	5,244	—	—

	(8,988)	340	3,247
EXPENSES
Other expenses	7,452	12,951	20,919
Equity in undistributed change in retained earnings of subsidiaries	—	49,185	24,322

INCOME (LOSS) BEFORE TAXES	(16,440)	(61,796)	(41,994)
Income tax expense	—	—	—

NET INCOME (LOSS)	$(16,440)	$(61,796)	$(41,994)

PART IV.
ITEM 14. SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENT OF CASHFLOWS
(U.S. dollars in thousands)

	For Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used by operating activities	$(3,962)	$(10,496)	$(7,430)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity investments acquired — available for sale	(10,718)	(4,476)	(45,635)
Proceeds from sale of fixed maturity investments — available for sale	13,142	23,883	79,834
Funding of other investments	—	(6,345)	(4,678)
Proceeds from other investments	500	800	—
Disposals/(purchases) of intangible assets	1,355	(1,355)	—

Net cash provided/(used) by investing activities	4,279	12,507	29,521

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(2,859)	(3,342)
Grant/repurchase of common shares	295	(542)	(17,316)

Net cash used in financing activities	295	(3,401)	(20,658)

Net increase/(decrease) in cash	612	(1,390)	1,433
Cash and cash equivalents at January 1	239	1,629	196

Cash and cash equivalents at December 31	$851	$239	$1,629

PART IV.
ITEM 14.    SCHEDULE IV—REINSURANCE
(Dollars in thousands)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
As at December 31, 2001
Total accident and health insurance earned premium	$8,699	$7,341	$151,862	$153,220	99.1%
As at December 31, 2000
Total accident and health insurance earned premium	$25,662	$22,046	$233,004	$236,620	98.5%
As at December 31, 1999
Total accident and health insurance earned premium	$7,701	$6,748	$248,172	$249,125	99.6%

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: April 26, 2002
ESG RE LIMITED
By:	/s/ CONOR HEERY Name: Conor Heery Title: Controller and Chief Accounting Officer

QuickLinks

PART IV. ITEM 14. SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED BALANCE SHEET (U.S. dollars in thousands except share and per share data)
PART IV. ITEM 14. SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED STATEMENT OF OPERATIONS (U.S. dollars in thousands)
PART IV. ITEM 14. SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED STATEMENT OF CASHFLOWS (U.S. dollars in thousands)
PART IV. ITEM 14. SCHEDULE IV—REINSURANCE (Dollars in thousands)
SIGNATURES