Form 10-K/A
period 2001-12-31
ESG RE LTD
filed 2002-05-01
CIK 1049624

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15()
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission file number 000-2348\

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

EXPLANATORY STATEMENT:

        The purpose of this Amendment No. 2 is to file amended SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT and amended SCHEDULE IV—REINSURANCE to the Annual Report on Form 10-K filed by the Registrant on April 1, 2002 and on Form 10-K/A filed April 29, 2002, as well as the report of Deloitte & Touche related to these Financial Schedules.

PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        Schedules, other than those listed, are omitted from this filing because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

		Page
•	Report of Deloitte & Touche	3
•	Schedule II—Condensed Financial Information of the Registrant	4
•	Schedule IV—Reinsurance	7

ESG RE LIMITED
INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of ESG Re Limited

        We have audited the financial statements of ESG Re Limited as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 29, 2002. Such report has previously been filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Our audits also included the financial statement schedules of ESG Re Limited, listed in the accompanying index at Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

Dublin

Ireland
March 29, 2002

ITEM 14.    SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEET

(U.S. dollars in thousands except share and per share data)

	December 31, 2001	December 31, 2000
ASSETS
Investments—available for sale, at fair value (cost: $5,661 and $7,909)	$5,592	$7,762
Cash and cash equivalents	851	239
Investments in subsidiaries, at equity in the underlying net assets	87,088	85,541
Other investments	4,831	16,310

Total investments and cash	98,362	109,852
Accrued investment income	57	564
Intangible assets	—	1,355
Due from affiliates	—	2,438
Other assets	1,226	146

TOTAL ASSETS	$99,645	$114,355

LIABILITIES
Due to affiliates	2,854	—
Other liabilities	1,721	789

Total liabilities	4,575	789

SHAREHOLDERS' EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,831,063 shares issued and outstanding for 2001 and 11,777,086 shares issued and outstanding for 2000	11,831	11,777
Additional paid-in capital	208,221	208,539
Unearned compensation	(333)	(893)
Accumulated other comprehensive income:
Foreign currency translation adjustments	(4,193)	(5,331)
Unrealized gains on securities, net of tax	(1,525)	1,965

Accumulated other comprehensive income	(5,718)	(3,366)

Retained (deficit)	(118,931)	(102,491)

Total shareholders' equity	95,070	113,566

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$99,645	$114,355

CONDENSED STATEMENT OF OPERATIONS

(U.S. dollars in thousands)

	For Years Ended December 31,
	2001	2000	1999
REVENUES
Net investment income	724	1,097	3,978
Gain/(loss) on equity investments	(2,682)	181	(205)
Net realized investment gain/(loss)	(12,274)	(938)	(526)
Equity in undistributed change in retained earnings of subsidiaries	5,244	—	—

	(8,988)	340	3,247
EXPENSES
Other expenses	7,452	12,951	20,919
Equity in undistributed change in retained earnings of subsidiaries	—	49,185	24,322

INCOME (LOSS) BEFORE TAXES	(16,440)	(61,796)	(41,994)
Income tax expense	—	—	—

NET INCOME (LOSS)	$(16,440)	$(61,796)	$(41,994)

CONDENSED STATEMENT OF CASHFLOWS

(U.S. dollars in thousands)

	For Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used by operating activities	$(3,667)	$(8,991)	$(7,145)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity investments acquired—available for sale	(10,718)	(4,476)	(45,635)
Proceeds from sale of fixed maturity investments—available for sale	13,142	23,883	79,834
Funding of other investments	—	(6,345)	(4,678)
Proceeds from other investments	500	800	—
Disposals/(purchases) of intangible assets	1,355	(1,355)	—

Net cash provided by investing activities	4,279	12,507	29,521

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(2,870)	(4,414)
Grant/(repurchase) of common shares	—	(2,036)	(16,529)

Net cash used in financing activities	—	(4,906)	(20,943)

Net increase/(decrease) in cash	612	(1,390)	1,433
Cash and cash equivalents at January 1	239	1,629	196

Cash and cash equivalents at December 31	$851	$239	$1,629

ITEM 14.    SCHEDULE IV—REINSURANCE

(Dollars in thousands)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
As at December 31, 2001
Total accident and health insurance earned premium	$8,699	$24,881	$169,402	$153,220	110.6%
As at December 31, 2000
Total accident and health insurance earned premium	$25,662	$23,849	$234,807	$236,620	99.2%
As at December 31, 1999
Total accident and health insurance earned premium	$7,701	$13,326	$254,750	$249,125	102.3%

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: May 1, 2002	ESG Re Limited
	BY:	/s/ CONOR HEERY
	Name:	Conor Heery
	Title:	Controller and Chief Accounting Officer

QuickLinks

PART IV.
ESG RE LIMITED INDEPENDENT AUDITORS' REPORT
ITEM 14. SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED BALANCE SHEET (U.S. dollars in thousands except share and per share data)
CONDENSED STATEMENT OF OPERATIONS (U.S. dollars in thousands)
CONDENSED STATEMENT OF CASHFLOWS (U.S. dollars in thousands)
ITEM 14. SCHEDULE IV—REINSURANCE (Dollars in thousands)
SIGNATURES