Form 10-Q
period 2002-03-31
ESG RE LTD
filed 2002-05-14
CIK 1049624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF             THE SECURITIES EXCHANGE ACT OF 1934

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF             THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File Number 000-23481

ESG RE LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of Incorporation of	(I.R.S. Employer Identification No.)
organization)

16 Church Street

Hamilton HM11, Bermuda

(Address of executive offices, zip code)

(441) 295-2185

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No ☐

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of May 9, 2002 was 11,831,063.

Unless the context requires otherwise, references in this Form 10-Q to “ESG,” “we,” “us,” “our” and “ours” mean ESG Re Limited and the subsidiaries through which it operates.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ESG RE LIMITED

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands except share and per share data)

	March 31,	December 31,
	2002	2001
ASSETS	(Unaudited)
Investments available for sale, at fair value (cost: $133,665 and $146,369)	$132,126	$144,844
Cash and cash equivalents	4,641	3,915
Other investments	6,689	6,172
Total investments and cash	143,456	154,931
Accrued investment income	1,940	2,028
Management fees receivable	470	296
Reinsurance balances receivable	188,646	190,526
Reinsurance recoverable on incurred losses	33,045	28,630
Funds retained by ceding companies	22,131	24,629
Prepaid reinsurance premiums	1,400	1,523
Deferred acquisition costs	38,074	40,308
Receivable for securities sold	—	2,318
Deferred tax asset	1,349	1,339
Other assets	8,003	7,277
Cash and cash equivalents held in a fiduciary capacity	838	1,724

TOTAL ASSETS	$439,352	$455,529

LIABILITIES
Unpaid losses and loss expenses	$143,613	$146,383
Unearned premiums	94,286	104,395
Acquisition costs payable	44,023	43,110
Reinsurance balances payable	55,377	51,927
Payable for securities purchased	70	—
Accrued expenses, accounts payable, and other liabilities ($85 and $85 due to related parties)	11,298	12,920
Fiduciary liabilities	838	1,724
Total liabilities	349,505	360,459

SHAREHOLDERS’ EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2002 and December 31, 2001	—	—
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding as of March 31, 2002 and December 31, 2001	—	—
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,831,063 shares issued and outstanding as of March 31, 2002 and 11,831,063 shares issued and outstanding as of December 31, 2001	11,831	11,831
Additional paid-in capital	208,221	208,221
Unearned compensation	(271)	(333)
Accumulated other comprehensive income:
Foreign currency translation adjustments, net of tax	(3,935)	(4,193)
Unrealized gains on securities, net of tax	(1,539)	(1,525)
Accumulated other comprehensive income	(5,474)	(5,718)
Retained (deficit)	(124,460)	(118,931)
Total shareholders’ equity	89,847	95,070

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$439,352	$455,529

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Operations

(U.S. dollars in thousands except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
REVENUES
Net premiums written	$25,907	$37,193
Change in unearned premiums	9,864	3,116

Net premiums earned	35,771	40,309
Management fee revenue	507	230
Net investment income	1,848	3,408
Loss on equity investments	—	(27)
Net realized investment gains (losses)	(1,077)	748
	37,049	44,668
EXPENSES
Losses and loss expenses	23,157	29,985
Acquisition costs	12,176	11,934
Administrative expenses	7,245	6,692
	42,578	48,611
NET (LOSS) INCOME BEFORE TAXES	(5,529)	(3,943)
Income tax expense	—	—
NET (LOSS) INCOME AFTER TAXES	$(5,529)	$(3,943)

PER SHARE DATA

Basic net loss per share	$(0.47)	$(0.33)

Diluted net loss per share	$(0.47)	$(0.33)
Weighted average shares outstanding
Basic	11,831,063	11,782,500
Diluted	11,831,063	11,782,500

Dividends declared per share	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(11,040)	$(6,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity investments acquired — available for sale	(82,963)	(115,573)
Proceeds from sale of fixed maturity investments — available for sale	96,798	119,141
Funding of strategic investments	(540)	—
Purchases of fixed assets	(1,529)	(278)
Net cash provided by investing activities	11,766	3,290

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common shares	—	(58)
Net cash used in financing activities	—	(58)

Net increase/(decrease) in cash	726	(3,244)
Cash and cash equivalents at January 1	3,915	26,032

Cash and cash equivalents at March 31	$4,641	$22,788

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Comprehensive Income

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Net (loss) income	$(5,529)	$(3,943)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	258	310
Unrealized holding (losses)/gains on securities arising during the period	(14)	3,498
Other comprehensive income	244	3,808

Comprehensive (loss) income	$(5,285)	$(135)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ESG Re Limited have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) except pursuant to the rules and regulations of the Securities and Exchange Commission which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of financial position, results of operations and comprehensive income as of and for the periods presented.  The results of operations for any interim period are not necessarily indicative of the results for a full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in ESG’s 2001 Annual Report on Form 10-K.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with U.S GAAP.  Our significant accounting policies include the following:

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

(C)                                INVESTMENTS

Fixed maturity securities are classified as available for sale and are reported at estimated fair value.  Investments that are available for sale are expected to be held for an indefinite period but may be sold depending on interest rates and other considerations.  Other investments over which we exercise significant influence are accounted for under the equity method.  Otherwise these investments are accounted for at cost.  Unrealized investment gains and losses on investments available for sale, net of applicable deferred income tax, are reported as a separate component of “accumulated other comprehensive income”.  Realized gains or losses on sale of investments are determined on the basis of average cost.  The carrying values of investments available for sale and other investments are adjusted for impairments in value that are considered to be other than temporary.

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

(F)                                 FOREIGN CURRENCY TRANSLATION

Our functional and reporting currency is the U.S. dollar.  Foreign currency receivables or payables that are denominated in a currency other than U.S. dollars are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date.  Revenues and expenses are translated into U.S. dollars using weighted average exchange rates for the period.  The resulting exchange gains or losses are included in the results of operations.  Exchange gains and losses related to the translation of investments available for sale are included in the net unrealized appreciation (depreciation) of investments, net of deferred income taxes, as a separate component of “accumulated other comprehensive income.”  Assets and liabilities related to foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using weighted average exchange rates for the period.  Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from income and included as a separate component of “accumulated other comprehensive income.”

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

                In June 2001, FASB issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment.  Management does not expect the adoption of SFAS No. 142 to have an impact on our financial position, results of operations, or cash flows.

                In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and some provisions of Accounting Principles Board Opinion 30.  SFAS No. 144 sets new criteria for determining when an asset can be classified as held-for-sale as well as modifying the financial statement presentation requirements of operating losses from discontinued operations.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  We evaluated the provisions of SFAS No. 144 and management does not expect the adoption of SFAS No. 144 to have an impact on our financial position, results of operations, or cash flows.

4.  COMMITMENTS AND CONTINGENCIES

(A)      EMPLOYMENT CONTRACTS AND LEASE COMMITMENTS

We have employment contracts with several employees for original terms of one to five years which have total minimum commitments of $0.5 million as at March 31, 2002 and total minimum commitments of $0.6 million as at December 31, 2001, excluding any performance bonuses that are determined by our Board of Directors.  The contracts include various non-compete clauses following termination of employment.

ESG and its subsidiaries have various obligations under operating leases.  The future minimum commitments under operating leases and employment contracts are as follows:

	Employment	Lease & Other
U.S. dollars in thousands	Commitments	Commitments	Total
Years Ending December 31,
2002	463	756	1,219
2003	67	699	766
2004	—	514	514
2005	—	259	259
2006	—	181	181
Over five years	—	825	825
Total	$530	$3,234	$3,764

(B)  LETTERS OF CREDIT

As of March 31, 2002, Secured Letters of Credit and Trust Accounts in the aggregate amount of $90.9 million have been issued in favor of ceding companies with $27.3 million related to Letters of Credit issued and $63.6 million related to Trust Accounts in force.  The Letters of Credit and Trust Accounts are secured by a lien on the Company’s fixed maturities investment portfolio, equal to 120% of the amount of the outstanding Letters of Credit, and 102% of the amount of the outstanding Trust Accounts.  As of December 31, 2001, Secured Letters of Credit and Trust Accounts in the amount of $91.0 million were issued in favor of ceding companies.

(C)  PENSION OBLIGATIONS

A subsidiary company is obligated to make contributions to defined contribution pension plans for employees.  As of March 31, 2002 and December 31, 2001, there were outstanding liabilities for pension contributions of $659 thousand and $645 thousand respectively.

      (D) COMMITMENTS & CONTINGENCIES

LITIGATION

We and our subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business.  We do not believe that such litigation will have a material adverse effect on our financial condition, future operating results, or liquidity.

In February 2000, Odyssey Re instituted an action in England against a broker, Stirling Cooke Brown, alleging fraud and conspiracy on the reinsurance placement of 1997 and 1998 Personal Accident and Workers Compensation “carve out” business with Odyssey Re.  These proceedings mirror earlier proceedings commenced in New York, which were dismissed on jurisdictional grounds.  During 1998, ESG accepted a 25% quota share reinsurance treaty with Odyssey Re (UK) retroactive to January 1, 1998.  This treaty covers various insurance companies involved in the litigation

Odyssey Re instituted in New York over 1997 and 1998 business.  This treaty terminated as of December 31, 1998, but we renewed our participation for 1999 directly with one of those ceding companies.  In December 1999, we gave notice to rescind our contract with Odyssey Re (UK) for misrepresentation and failure to disclose material facts.  On November 29, 2000, we filed suit in the High Court to seek a judicial confirmation of our rescission.  On February 5, 2001, Odyssey Re filed a response.  On March 21, 2001, we filed a motion for summary judgment.  The motion was substantially based on an admission by Odyssey Re (UK) that a misrepresentation had been made to us in connection with the quota share, and was supported by evidence from fact and expert witnesses.  Our intention was to re-evaluate the motion if Odyssey Re (UK) served any evidence.  Subsequently, Odyssey Re (UK) withdrew their admission, and, less than a week before the date scheduled for the hearing, and in violation of the applicable rules of court, they served their evidence, in which they made it clear, for the first time, that they intended to plead a positive case that the representation was true.  Odyssey Re’s evidence also raised other factual issues by way of defense, which had not been contained in their initial pleading.

We recognized that the court was unlikely to give a summary judgment on the evidence as it stood and accordingly withdrew our motion.  This withdrawal is in no way an acknowledgement that our prospects of success in our litigation with Odyssey Re (UK) are any less good than they were, but simply an acceptance that the issues, which have been raised, require a trial.  Indeed, we remain confident that we will prevail in that litigation, and intend to pursue the litigation aggressively.  We may reissue our motion for summary judgment at any time if justified by the state of the evidence and the pleadings.  This matter is now set for arbitration in early 2003.

We have also given notice we intend to rescind the 1999 account.

At this time, we are unable to determine the amount of our exposure and the possible effect upon our business, financial condition or results of operation from these two contracts.

STRATEGIC INVESTMENTS

In November 2001, we committed to make an additional capital infusion in 4Sigma of $1.8 million, in increments of $100,000 as funds are needed by 4Sigma, in exchange for 1.8 million shares of Series E preferred stock.  As of March 31, 2002 we had invested $1.7 million of this commitment.

5.  RELATED PARTIES

Included in net investment income for the three months ended March 31, 2002 and 2001 are $73 thousand in fees charged by Head Asset Management in the three months ended March 31, 2002 and $41 thousand in fees charged by Head Asset Management in the three months ended March 31, 2001.  For a more detailed description of our agreement with Head Asset Management, please see “Related Party Transactions” in “Management’s Discussion and Analysis of the Financial Condition and Results of Operation”.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of ESG Re Limited

We have reviewed the accompanying condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three month period ended March 31, 2002 and March 31, 2001.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with auditing standards generally accepted in the United States of America.  A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ESG Re Limited and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated March 29, 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche

Chartered Accountants

Dublin, Ireland

May 14, 2002

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF   OPERATIONS.

                The following discussion and analysis addresses the financial condition of ESG as of March 31, 2002 compared with December 31, 2001 and our results of operation for the three months ended March 31, 2002, compared with the same period last year.  You should read this discussion and analysis with our unaudited condensed consolidated financial statements and related notes included in Item 1 of this Form 10-Q,  and our audited financial statements and related notes contained in our 2001 Annual Report on Form 10-K.  Our independent accountants have reviewed our unaudited condensed consolidated financial statements for the three months ended March 31, 2001 and 2002 in accordance with auditing standards generally accepted in the United States of America.  The results of our operations for the period ended March 31, 2002 are not necessarily indicative of our results for the full year.

                Certain statements and information included in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995.  These statements express our intentions, strategies, or predictions for the future.   Actual results may differ from ESG’s predictions.   For more information regarding forward-looking statements, please see “Cautionary Statement Regarding Forward-Looking Statements,” below.

Principal Activities and Sources of Revenue

Our principal activities include providing accident, health, credit, life, and special risk reinsurance and related product marketing and development services.  We also manage premiums on behalf of co-reinsurers on North American business written in 2001 and 2002.  We report the results of our business activities under two segments: ESG Reinsurance and ESG Direct.  We evaluate the results of these segments based on business writings out of each of our producing offices.  ESG Reinsurance provides traditional reinsurance products, primarily in the U.S. medical insurance market, and ESG Direct provides direct marketing services, bancassurance services, and supporting technologies, as well as targeted reinsurance products for credit life and other special risks.

                We derive our revenues principally from:

•                  premiums for reinsurance products,

•                  fees for direct marketing services,

•                  management fees, and

•                  investment income.

Results of Operations

Total Revenues

                Our total revenues for the three months ended March 31, 2002 were $37.1 million, compared with total revenues of $44.7 million for the three months ended March 31, 2001.

                Our net loss for the three months ended March 31, 2002 was $5.5 million, compared to a net loss of $3.9 million for the three months ended March 31, 2001.  Net loss per share for the three months ended March 31, 2002 was $0.47, compared with a net loss per share of $0.33 for the three months ended March 31, 2001.  Key elements of the quarter’s results were (i) an underwriting result of $0.4 million, which was below our expectations, primarily due to losses suffered in our North American medical business of $3.0 million, particularly on one contract in the 2000 underwriting year which related to the late reporting of claims, and (ii) realized investment losses of $1.1 million, the majority of which related to a corporate bond which was sold as it no longer met our investment criteria.

Net Underwriting Income

For the three months ended March 31, 2002, we managed, on our own behalf and on behalf of our co-reinsurers, total premiums of $21.4 million, of which we placed $(8.5) million with co-reinsurers and retroceded $4.0 million, resulting in $25.9 million net premiums written.  For the three months ended March 31, 2001, we managed, on our own behalf and on behalf of our co–reinsurers, total gross premiums of $45.3 million, of which we placed $2.1 million with co-reinsurers and retroceded $6.0 million, resulting in $37.2 million net premiums written.  The 52.8% decrease in gross premiums and 30.4% decrease in net premiums written during the three months ended March 31, 2002 is primarily a factor of large estimated premium write-downs of $18.2 million in respect of our North American medical business, of which 50% is co-reinsured.  These premium adjustments were in relation to risks underwritten in late 2001, thereby not materially impacting the result in the quarter.  The decrease was also affected by a change in the basis of estimation used to recognize premium on the Bancassurance business, written by our ESG Direct segment.

Of $25.9 million net premiums written in the three months ended March 31, 2002, $20.2 million was attributable to the ESG Reinsurance segment, and $5.7 million was attributable to the ESG Direct segment.  For the three months ended March 31, 2001, total premiums written was $37.2 million, of which $15.3 million was attributable to the ESG Reinsurance segment, and $21.9 million was attributable to the ESG Direct segment.

                Gross and net premiums written and net premiums earned for the three months ended March 31, 2002 and 2001 were as follows:

	Three months ended March 31
ESG Reinsurance	2002	2001
	U.S. dollars in millions
Total premiums managed	15.7	23.4
Amount placed with co-reinsurers	8.5	(2.1)
Gross premiums written	24.2	21.3
Retroceded	(4.0)	(6.0)
Net premiums written	20.2	15.3

Net premiums earned	30.6	34.3

	Three months ended March 31
ESG Direct	2002	2001

U.S. dollars in millions

Total premiums managed	5.7	21.9
Amount placed with co-reinsurers	0.0	0.0
Gross premiums written	5.7	21.9
Retroceded	0.0	0.0
Net premiums written	5.7	21.9

Net premiums earned	5.2	6.0

Total premiums that we manage on our behalf and on behalf of our co-reinsurers for the three months ended March 31, 2002, consisted of the following:

•                  New Business.  Approximately $0.7 million, or 3.3%, of total premiums managed was generated from new business.

•                  Renewal Business.  Approximately $20.7 million, or 96.7% of total premiums managed was generated from renewal business.

Underwriting Results

                Underwriting results for the three months ended March 31, 2002 and 2001, by line of business and in total, for the ESG Reinsurance segment were as follows:

Three months ended
March 31, 2002	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	14,594	9,275	(230)	262	304	24,205
Net premiums written	11,272	7,902	(228)	290	1,019	20,255
Net premiums earned	24,754	4,674	128	(119)	1,132	30,569
Losses and loss expenses	19,370	2,837	45	223	181	22,656
Acquisition costs	6,849	1,546	48	185	360	8,988
Operating costs	3,739	713	20	20	173	4,665
Net underwriting income/(loss)	(5,204)	(422)	15	(547)	418	(5,740)

Three months ended
March 31, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	15,977	7,403	(1,158)	(1,177)	240	21,285
Net premiums written	13,170	4,099	(1,023)	(1,123)	130	15,253
Net premiums earned	13,251	20,311	(195)	687	251	34,305
Losses and loss expenses	11,218	17,574	(117)	(331)	(580)	27,764
Acquisition costs	3,508	6,012	(95)	442	(167)	9,700
Operating costs	2,137	2,160	9	112	41	4,459
Net underwriting income/(loss)	(3,612)	(5,435)	8	464	957	(7,618)

The operating ratios for the three months ended March 31, 2002 and 2001, by line of business and in total, for the ESG Reinsurance segment were as follows:

Three Months Ended March 31,
2002	Medical	Accident	Credit	Life	Other	Total
Loss ratio	78.3%	60.7%	35.2%	n/m	16.0%	74.1%
Acquisition expense ratio	27.7%	33.1%	37.5%	n/m	31.8%	29.4%
Loss and acquisition expense ratio	106.0%	93.8%	72.7%	n/m	47.8%	103.5%
Operating expense ratio						15.3%
Combined ratio						118.8%

Three Months Ended March 31,
2001	Medical	Accident	Credit	Life	Other	Total
Loss ratio	84.7%	86.5%	60.0%	n/m	n/m	80.9%
Acquisition expense ratio	26.5%	29.6%	48.8%	n/m	n/m	28.3%
Loss and acquisition expense ratio	111.1%	116.1%	108.8%	n/m	n/m	109.2%
Operating expense ratio						13.0%
Combined ratio						122.2%

                We calculated the operating expense ratios for the three months ended March 31, 2002 and March 31, 2001 by expressing total administrative expenses net of corporate office expense, as a percentage of net premiums earned.

The key elements in the performance of the Reinsurance segment for the quarter were — (i) a large loss of $3.0 million on North American medical business, written in 2000, and (ii) a loss of $0.5 million, on one life contract written out of Latin America, also in the 2000 underwriting year.

                Underwriting results for the three months ended March 31, 2002 and 2001, by line of business and in total, for the ESG Direct segment were as follows:

Three months ended
March 31, 2002	Accident	Credit	Total

Gross premiums written	$4,808	$844	$5,652
Net premiums written	4,808	844	5,652
Net premiums earned	4,830	372	5,202
Losses and loss expenses	455	46	501
Acquisition costs	2,986	202	3,188
Operating costs	1,748	734	2,482
Net underwriting income/(loss)	$(359)	$(610)	$(969)

Three months ended
March 31, 2001	Accident	Credit	Total

Gross premiums written	$5,939	$16,001	$21,940
Net premiums written	5,939	16,001	21,940
Net premiums earned	5,834	170	6,004
Losses and loss expenses	2,187	34	2,221
Acquisition costs	2,228	6	2,234
Operating costs	2,116	17	2,133
Net underwriting income/(loss)	$(697)	$113	$(584)

The operating ratios for the three months ended March 31, 2002 and 2001, by line of business and in total, for the ESG Direct segment were as follows:

Three Months Ended March 31, 2002	Accident	Credit	Total
Loss ratio	9.4%	12.4%	9.6%
Acquisition expense ratio	61.8%	54.3%	61.3%
Loss and acquisition expense ratio	71.2%	66.7%	70.9%
Operating expense ratio			47.7%
Combined ratio			118.6%

Three Months Ended March 31, 2001	Accident	Credit	Total
Loss ratio	37.5%	20.0%	37.0%
Acquisition expense ratio	38.2%	3.5%	37.2%
Loss and acquisition expense ratio	75.7%	23.5%	74.2%
Operating expense ratio			35.5%
Combined ratio			109.7%

We commenced the ESG Direct business during 2000 by writing business in the Asia region, expanding into Europe in early 2001.  The above results reflect the early development of both lines of business.  The change in the loss and acquisition expense ratios, when comparing to the corresponding period last year, is primarily due to obtaining additional information, over the previous twelve months, as the business develops.  Initial set-up costs together with low premium volumes contribute to the high expense ratio.

Geographic Spread

The distribution of gross written premiums for the three months ended March 31, 2001 and 2002, is as follows:

Three months ended March 31	2002	2001
ESG Reinsurance

Western Europe	18.4%	(48.1)%
North America	62.1%	128.8%
Latin America	17.5%	7.1%
Asia	(0.1)%	(7.5)%
Other	1.9%	19.7%
Total	100.0%	100.0%

Three months ended March 31	2002	2001
ESG Direct

Western Europe	14.9%	72.9%
Asia	85.1%	27.1%
Total	100.0%	100.0%

Product Mix

The distribution of gross premiums written by line of business for the three months ended March 31, 2001 and 2002 is as follows:

Three months ended March 31,	2002	2001
ESG Reinsurance

Medical	60.3%	75.1%
Personal Accident	38.3%	34.8%
Credit	(1.0% )	(5.4% )
Life	1.1%	(5.6% )
Other	1.3%	1.1%
Total	100.0%	100.0%

Three months ended March 31,	2002	2001
ESG Direct

Personal Accident	85.1%	27.1%
Credit	14.9%	72.9%
Total	100.0%	100.0%

In respect of the Direct segment, the significant change in the geographic and product split relates to the recognition of premium on the Bancassurance credit line of business, written out of the Western European region.  The change in the basis of estimation used to recognize the premium on Bancassurance business gives rise to a disproportionate split between Western Europe and Asia, on a geographic spread basis, and Credit and Personal Accident, on a product mix basis.  This change does not have a material impact on the reported result for the quarter.

Initial estimates of annualized premium on the Bancassurance business were revised from $16.0 million in the first quarter 2001 to $6.7 million annualized premium, by the fourth quarter 2001.

Management Fee Revenue

For the three months ended March 31, 2002, we earned $0.5 million in management fee revenue.  This figure represents a 150.0% increase from the $0.2 million management fees earned in the three months ended March 31, 2001.  The majority of management fee revenue in 2002 and 2001 consists of fees earned on those premiums managed on behalf of our co-reinsurers.  Management fees increased in the first quarter of 2002, primarily due to the recognition of fees earned on business co-reinsured on our North American book of business.

Net Investment Income

                As at March 31, 2002, our cash and invested assets totaled $143.5 million, compared with cash and invested assets of  $154.9 million as at December 31, 2001.  This decrease in our cash and invested assets is primarily due to negative operating cash flows and developing the ESG Direct infrastructure.  Net investment income decreased by $1.6 million from $3.4 million in the three months ended March 31, 2001 to $1.8 million in the three months ended March 31, 2002.

                We do not maintain separate balance sheet data for our operating segments.  Accordingly we do not review and evaluate the financial results of the operating segments based upon balance sheet data.

The following table reflects the investment results for the three months ended March 31, 2002:

		Net	Annualized	Net Realized
	Average	Investment	Effective	Investment
	Investments	Income(1)	Yield	Gains

U.S dollars in thousands

Investments	$137,081	$1,684	4.9%	$(1,077)
Other investments	6,431	130	8.1%	—
Cash and cash equivalents	4,278	34	3.2%	—
Total	$147,790	$1,848	5.0%	$(1,077)

(1)           Net investment income is net of investment-related expenses and income on premium receivable and funds held by ceding companies.

The following table reflects our investment results for the three months ended March 31, 2001:

		Net	Annualized	Net Realized
	Average	Investment	Effective	Investment
	Investments	Income(1)	Yield	Gains

U.S dollars in thousands

Investments	$168,675	$3,065	7.3%	$748
Other investments	17,855	88	2.0%	—
Cash and cash equivalents	24,030	55	4.2%	—
Total	$210,560	$3,408	6.5%	$748

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

                As of March 31, 2002, total investments and cash were $143.5 million, compared to $209.6 million at March 31, 2001.  All fixed maturity securities in our investment portfolio are classified as available for sale and are carried at fair value.

The fixed maturity investment portfolios as of March 31, 2002 and 2001 were as follows:

				Average
	Fair	Duration	Market	Credit
As at March 31, 2002	Value	(Years)	Yield	Rating
	U.S. dollars in thousands
Corporate securities	$48,016	2.4	5.5%	AA
U.S. treasury securities and obligations of U.S. government corporations and agencies	40,447	3.3	4.8%	AAA
Asset-backed securities/Mortgage-backed securities	23,303	2.2	7.4%	AAA
Obligations of states and political subdivisions	15,005	2.6	5.8%	AAA
Foreign currency debt securities	5,355	0.8	4.1%	AAA
Total	$132,126	2.2	5.5%

				Average
	Fair	Duration	Market	Credit
As at March 31, 2001	Value	(Years)	Yield	Rating
	U.S. dollars in thousands
Corporate securities	$78,334	3.6	6.7%	AA
U.S. treasury securities and obligations of U.S. government corporations and agencies	30,902	2.9	5.9%	AAA
Asset-backed securities/Mortgage-backed securities	35,419	2.6	8.1%	AAA
Obligations of states and political subdivisions	18,360	2.8	6.8%	AAA
Foreign currency debt securities	5,857	2.9	4.9%	AAA
Total	$168,872	3.0	6.5%

In 2002, we will continue to follow our investment policy and guidelines while seeking to improve long-term value by continuing to invest in selected strategic investments in accordance with our current commitments as set out in “Strategic Investments” below.  A strategic investment is defined as an investment in a reinsurance-related enterprise, ceding company or distribution channel that is expected to generate or secure additional profitable business for us.

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

                We may terminate the Investment Advisory Agreements upon five days written notice, and Head Asset Management may terminate the agreements upon 90 days written notice.  We incurred $73 thousand in fees to Head Asset Management LLC in the three months ended March 31, 2002, and $41 thousand in the three months ended March 31, 2001.  The expense for the three months ended March 31, 2001 was lower than expected, due to an adjustment made for an over accrual in the prior quarter.

                The Audit Committee of our Board of Directors periodically reviews our investment policies and arrangements to ensure that they are consistent with our overall goals, strategies and objectives.  Overall investment guidelines are approved by the Audit Committee to ensure appropriate levels of portfolio liquidity, credit quality, diversification and volatility.  In addition, the Audit Committee has now reviewed our investment advisory relationship with Head Asset Management LLC in the context of our other banking relationships to determine whether changes should be made to any of these relationships.

Administrative Expenses

Total administrative expenses, which includes personnel costs, professional service fees, interest expense and other expenses, increased by $0.5 million, or 7.5%, from $6.7 million for the three months ended March 31, 2001 to $7.2 million for the three months ended March 31, 2002.  This increase is primarily due to the increase in both realized and unrealized foreign exchange losses, incurred on the revaluation of assets and liabilities, denominated in foreign currencies.

Strategic Investments

From December 1998 through June 2000, we operated IPT GmbH and later VBB Bermuda Limited, subsidiaries that provided disease management services in Germany.  These services, which included physician referrals, a medical information hotline, second opinion services, cardiac rehabilitation and access to disease management advisors, comprised the health care segment of our business.

Effective as of June 30, 2000, we transferred all the assets of our health care segment to 4Sigma.  These assets had a book value of $8 million at the time of transfer.  In exchange for the transferred assets, we received 8,000,000 shares of Series A preferred stock, representing a 69% equity interest in 4 Sigma.  In addition, affiliates of John C Head III, the Chairman of our Board of Directors, invested $3.0 million in cash in exchange for a 28% equity interest in 4Sigma.  Dr. Gerald Moeller, a director of ESG from July 1999 to August 2000 and the president of our health care division from July 1999 to June 2000, also invested $400,000 in cash in exchange for a minority equity interest in 4Sigma.  The board members of 4Sigma include John C Head III, Dr. Gerald Moeller and Dr. Herbert Palmberger, who also serves as outside counsel to ESG in Germany.  During the fourth quarter 2001, ESG took a reserve of $8.0 million against its investment in 4Sigma Ltd.

ESG does not have voting control of, nor does it exercise operational control over, this company.

In November 2001, we committed to make an additional capital infusion in 4Sigma of $1.8 million, in increments of $100,000 as funds are needed by 4Sigma, in exchange for 1.8 million shares of Series E preferred stock.  As at March 31, 2002 we had invested $1.7 million of this commitment.  Mr. Head has also committed to invest an additional $1.2 million in cash in 4Sigma on these same terms and conditions.  We evaluate our investment in 4Sigma periodically.

Liquidity and Capital Resources

Operating activities used net cash of $11.0 million for the three months ended March 31, 2001 and $6.5 million for three months ended March 31, 2001.

Reinsurance balances receivable decreased from $190.5 million as at December 31, 2001 to $188.6 million as at March 31, 2002.  We recognize premiums receivable at the inception of the reinsurance contract, based upon information received from intermediaries and ceding companies.  Every quarter we compare estimated written premiums to actual premiums, as reported by ceding companies and revise our estimates of written premiums if appropriate.  Any change in these estimates will impact the premiums receivable balance.

Reinsurance funds recoverable on incurred losses increased from $28.6 million as at December 31, 2001 to $33.0 million as at March 31, 2002.  This increase was due to additional losses being incurred above our net retention levels that enable us to make recoveries from our excess of loss reinsurers, plus the additional quota share cessions to two of our retrocessionaires.

Deferred acquisition costs decreased from $40.3 million at December 31, 2001 to $38.1 million at March 31, 2002, as unearned premium declines over the period, a factor of reduced premium writings and earnings.

At December 31, 2001, reserves for unpaid losses and loss expenses were $146.4 million and at March 31, 2002, reserves for unpaid losses and loss expenses were $143.6 million.  This decrease is also a function of reduced underwritings in 2001.

At March 31, 2002, unearned premium reserves were $94.3 million compared to $104.4 million at December 31, 2001.  Unearned premium reserves are established to cover the unexpired period of contracts of reinsurance that we have underwritten.  At March 31, 2002, acquisition costs payable were $44.0 million compared to $43.1 million at December 31, 2001.  The balance represents acquisition expenses due on gross reinsurance premiums that we have written.

We expect that our financial and operational needs for the foreseeable future will be met by funds generated from operations and the proceeds from the sale of investments.  As we rely on cash flows from operations, a reduction in the demand for our services could reduce the availability of funds.  Cash flows from operations in future years may differ substantially from net income.  As reinsurance contacts mature, we will be required to pay out a higher percentage of incurred losses in loss payments, which may affect cash flows.  Additionally, although we primarily invest in high quality assets, a diminution in the value of our portfolio could hurt our ability to continue financing our own operations.

As of March 31, 2002, we had the following material commitments for operating leases and employment contracts:

	Total Commitments in US. Dollars (in thousands)
		Less
	Lease & Other	Sublease		Employee
Years ending December 31	Commitments	Income	Net	Commitments	Total

2002	$904	$148	$756	$463	$1,219
2003	735	36	699	67	766
2004	514	514	514
2005	259	259	259
2006	181	181	181
2007 to 2012	825		825		825
Total	$3,418	$184	$3,234	$530	$3,764

As of December 31, 2001, we had the following material commitments for operating leases and employment contracts:

	Total Commitments in US. Dollars (in thousands)
		Less
	Lease & Other	Sublease		Employee
Years ending December 31	Commitments	Income	Net	Commitments	Total

2002	$1,743	$200	$1,543	$563	$2,106
2003	745	36	709	80	789
2004	523	523	523
2005	263	263	263
2006	184	184	184
2007 to 2012	839		839		839
Total	$4,297	$236	$4,061	$643	$4,704

In support of our business, we enter into Letters of Credit and Trust Account arrangements with ceding companies.  As at December 31, 2001, we had in total $91.0 million of outstanding Letters of Credit and Trust Accounts of which $27.0 million related to Letters of Credit issued and $64.0 million was in Trust Accounts.  As of March 31, 2002, we had in total $90.9 million of outstanding Letters of Credit and Trust Accounts of which $27.3 million related to Letters of Credit issued and $63.6 million was in Trust Accounts.  These arrangements were secured against our fixed maturity investment portfolio.

Exposure Management

We manage our underwriting risk exposures primarily through an excess of loss reinsurance program.  For 2002, this program provides reinsurance protection up to a known accumulation of $5,000,000 for Personal Accident exposures and up to $5,000,000 per person for Medical Expense exposure.

Cautionary Statement Regarding Forward-Looking Statements

                Certain statements and information included in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements express our intentions, strategies, or predictions for the future.  In addition, from time to time, we may make forward-looking statements, orally or in writing.  Forward-looking statements in this Form 10-Q include, among others, statements regarding:

•                                            the ongoing adequacy of our loss reserves;

•                                            our continuing ability to increase premium rates and strengthen terms of trade in the North and Latin American markets without major loss of business;

•                                            the anticipated growth in Direct business in Asia and Europe; and

•                                            the impact of rate increases on premiums written over the 2001 underwriting year.

•                                            the outcome of our ongoing litigation.

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

•                                            Loss of Key Clients.  Our contracts with our customers are generally short term.  We can make no assurance that any customer will retain our services after its contract has ended.  We have several customers that generate substantial revenues, including the Companion Insurance Company account, which accounted for 28% of our revenues in the three months ended March 31, 2002 and 17% of our revenues in the year ended December 31, 2001.  The loss of this customer could adversely affect our revenues.  If one of our customers is acquired or merges with another company, our contract may terminate early.

•                                            Direct Marketing Risks.  Our direct marketing business must gauge the credit, life, and accident risks faced by customers in multiple geographic regions.  If we fail to accurately price the risks we assume, including the estimated life of the policies we reinsure, we may have to pay out more than we have taken in as premiums.

•                                            Competition.  Our reinsurance business competes with other international reinsurers, most notably American Re, Everest Re, Latin America Re, Swiss Re, Hanover Re, and Lloyd’s.  ESG Direct competes primarily with GE Capital, AIG, and ACE.  These competitors have greater financial resources than we do, have been operating longer, and have established long-term relationships with others in the industry, all of which may be significant competitive advantages.

•                                            Competitive Pricing Practices.  Competitors may seek to capture market share by selling services and products at prices that fall below levels that ESG management expects to be profitable.  If a competitor employs this strategy in any of the markets in which we operate, we could lose many customers and be forced to exit the market.

•                                            Credit Rating Downgrade.  In our reinsurance and direct marketing businesses, the rating assigned to our credit by agencies such as Standard and Poor’s and Fitch can affect our business opportunities.  Any downgrade in our rating could make it more difficult for us to attract and retain customers.

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

•                                            Tax Exposure.  For purposes of many countries, including the United States, ESG is not engaged in the conduct of any trade or business in such country, and, as a result, is not subject to corporate income tax therein.  If, however, any country, including the U.S. were to contend successfully that our operations subject us to corporate income tax, we would be liable for tax on net income received by ESG to the extent it had been received at a permanent place of business.  If corporate income taxes did apply to income received by ESG, they would reduce our net income, if any.

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

                We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.  All subsequent, written and oral, forward-looking statements attributable to ESG or persons acting on our behalf are qualified by the cautionary statements in this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our general strategy with respect to fixed maturity securities is to invest in high quality securities while maintaining diversification to avoid significant concentrations in individual issuers’ industry segments or countries.

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

PART II

Item 1.    Legal Proceedings

See the description of our pending lawsuit involving Odyssey Re in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 2.    Changes in Securities

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders

None.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)                                  Exhibit Index

Exhibit 11.1            Computation of Earnings Per Share

Exhibit 15.1            Awareness Letter of Deloitte & Touche

(b)           During the three months ended March 31, 2002, ESG filed the following Reports on Form 8-K:

•                  Form 8-K dated January 31, 2002, Item 5, containing an announcement regarding ESG taking a reserve of $8 million against its investment in 4Sigma Ltd.

•                  Form 8-K dated February 8, 2002, Item 5, containing an announcement of Steven H. Debrovner’s resignation, effective January 4, 2002.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESG RE LIMITED

Date: May 14, 2002	/s/ Alasdair P. Davis
Alasdair P. Davis
Chief Executive Officer

Date: May 14, 2002	/s/ Joe Quinn
Joe Quinn
Acting Senior Financial Officer