Form 10-Q
period 2002-06-30
ESG RE LTD
filed 2002-08-19
CIK 1049624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30th, 2002

Commission File Number 000-23481

ESG RE LIMITED

(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of Incorporation of organization)	Not Applicable (I.R.S. Employer Identification No.)

16 Church Street

Hamilton HM11, Bermuda

(Address of executive offices, zip code)

(441) 295-2185

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒  No ☐

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of August 9, 2002 was 11,902,511.

Unless the context requires otherwise, references in this Form 10-Q to “ESG,” “we,” “us,” “our” and “ours” mean ESG Re Limited and the subsidiaries through which it operates.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ESG RE LIMITED

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands except share and per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Investments available for sale, at fair value (cost: $110,903 and $146,369)	$112,000	$144,844
Cash and cash equivalents	6,244	3,915
Other investments	6,660	6,172
Total investments and cash	124,904	154,931
Accrued investment income	1,591	2,028
Management fees receivable	947	296
Reinsurance balances receivable	187,791	190,526
Reinsurance recoverable on incurred losses	43,824	28,630
Funds retained by ceding companies	26,081	24,629
Prepaid reinsurance premiums	1,397	1,523
Deferred acquisition costs	39,845	40,308
Receivable for securities sold	388	2,318
Deferred tax asset	1,368	1,339
Other assets	7,912	7,277
Cash and cash equivalents held in a fiduciary capacity	206	1,724

TOTAL ASSETS	$436,254	$455,529

LIABILITIES
Unpaid losses and loss expenses	$165,857	$146,383
Unearned premiums	93,161	104,395
Acquisition costs payable	39,781	43,110
Reinsurance balances payable	54,975	51,927
Accrued expenses, accounts payable, and other liabilities ($54 and $85 due to related parties)	10,437	12,920
Fiduciary liabilities	206	1,724
Total liabilities	364,417	360,459

SHAREHOLDERS’ EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2002 and December 31, 2001	—	—
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding as of June 30, 2002 and December 31, 2001	—	—
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,884,173 shares issued and outstanding as of June 30, 2002 and 11,831,063 shares issued and outstanding as of December 31, 2001	11,884	11,831
Additional paid-in capital	208,271	208,221
Unearned compensation	(261)	(333)
Accumulated other comprehensive income:
Foreign currency translation adjustments, net of tax (as restated)	(1,460)	(201)
Unrealized gains/(losses) on securities, net of tax	1,097	(1,525)
Accumulated other comprehensive income	(363)	(1,726)
Retained (deficit) (as restated)	(147,694)	(122,923)
Total shareholders’ equity	71,837	95,070

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$436,254	$455,529

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Operations

(U.S. dollars in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REVENUES
Net premiums written	$22,072	$29,672	$47,979	$66,865
Change in unearned premiums	2,106	10,810	11,971	13,926

Net premiums earned	24,178	40,482	59,950	80,791
Management fee revenue	672	190	1,179	420
Net investment income	2,114	3,326	3,962	6,734
Loss on equity investments	—	—	—	(27)
Net realized investment losses	(538)	(3,481)	(1,615)	(2,733)
	26,426	40,517	63,476	85,185
EXPENSES
Losses and loss expenses	29,842	26,238	52,999	56,222
Acquisition costs	5,300	13,070	17,476	25,003
Administrative expenses	10,525	7,124	17,772	13,818
	45,667	46,432	88,247	95,043
(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(19,241)	(5,915)	(24,771)	(9,858)
Income tax expense	—	—	—	—

NET (LOSS)	$(19,241)	$(5,915)	$(24,771)	$(9,858)
PER SHARE DATA
Basic net (loss) per share	$(1.62)	$(0.50)	$(2.09)	$(0.84)
Diluted net (loss)	(1.62)	(0.50)	(2.09)	(0.84)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	11,857,618	11,787,725	11,857,618	11,785,000
Diluted	11,857,618	11,787,725	11,857,618	11,785,000
Dividends declared per share	—	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(31,693)	$(14,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity investments acquired — available for sale	(119,210)	(151,764)
Proceeds from sale of fixed maturity investments — available for sale	155,559	158,530
Funding of other investments	(328)	(854)
Purchases of fixed assets	(1,999)	(758)
Net cash provided by investing activities	34,022	5,154

CASH FLOWS FROM FINANCING ACTIVITIES
Grant/(repurchase) of common shares	—	(58)
Net cash used in financing activities	—	(58)

Net increase/(decrease) in cash	2,329	(9,364)
Cash and cash equivalents at January 1	3,915	26,032

Cash and cash equivalents at June 30	$6,244	$16,668
SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH FINANCING TRANSACTION:
Issuance of common shares	$53	$11

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Comprehensive Income

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net loss	$(19,241)	$(5,915)	$(24,771)	$(9,858)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,517)	23	(1,259)	333
Unrealized gains/(losses) on securities	2,636	(2,095)	2,622	1,403
Other comprehensive income/(loss)	1,119	(2,072)	1,363	1,736

Comprehensive loss	$(18,122)	$(7,987)	$(23,408)	$(8,122)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

                The accompanying unaudited condensed consolidated financial statements of ESG Re Limited have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) except pursuant to the rules and regulations of the Securities and Exchange Commission which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of financial position, results of operations and comprehensive income as of and for the periods presented.  The results of operations for any interim period are not necessarily indicative of the results for a full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in ESG’s 2001 Annual Report on Form 10-K and any amendments thereafter.

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

(C)                                INVESTMENTS

Fixed maturity securities are classified as available for sale and are reported at estimated fair value.  Investments that are available for sale are expected to be held for an indefinite period but may be sold depending on interest rates and other considerations.  Other investments over which we exercise significant influence are accounted for under the equity method.  Otherwise these investments are accounted for at cost.  Unrealized investment gains and losses on investments available for sale, net of applicable deferred income tax, are reported as a separate component of “accumulated other comprehensive income”.  Realized gains or losses on sale of investments are determined on the basis of average cost.  The costs of investments available for sale and other investments are adjusted for impairments in value that are considered to be other than temporary.

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

3.  ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations.  SFAS No. 141 requires that all business combinations initiated after June 30, 2002 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The adoption of SFAS No. 141 did not have an impact on our financial position, results of operations, or cash flows.

In June 2001, FASB issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment.  The adoption of SFAS No. 142 did not have an impact on our financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and some provisions of Accounting Principles Board Opinion 30.  SFAS No. 144 sets new criteria for determining when an asset can be classified as held-for-sale as well as modifying the financial statement presentation requirements of operating losses from discontinued operations.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 144 did not have an impact on our financial position, results of operations, or cash flows.

                On July 30, 2002, the FASB issued SFAS No. 146, Accounting for costs associated with exit or disposal activities (SFAS 146). This statement requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS 146 is effective for disposal activities after December 31, 2002.

4.  COMMITMENTS AND CONTINGENCIES

(A)      EMPLOYMENT CONTRACTS, LEASE AND OTHER COMMITMENTS

We have employment contracts with several employees for original terms of one to five years which have total minimum commitments of $0.3 million at June 30, 2002 and total minimum commitments of $0.6 million at December 31, 2001, excluding any performance bonuses that are determined by our Board of Directors.  The contracts include various non-compete clauses following termination of employment.

ESG and its subsidiaries have various obligations under operating leases.  The future minimum commitments at June 30, 2002 under operating leases, other commitments (4Sigma) and employment contracts are as follows:

U.S. dollars in thousands	Employment Commitments	Lease & Other Commitments	Total
Years Ending December 31,
2002	237	1,124	1,361
2003	71	789	860
2004	—	569	569
2005	—	289	289
2006	—	202	202
Over five years	—	936	936
Total	308	3,909	4,217

In November 2001, we committed to make an additional capital injection in 4Sigma of $1.8 million, in increments of $100,000 as funds are needed by 4Sigma, in exchange for 1.8 million shares of Series E preferred stock.  As of June 30, 2002 we had invested $1.1 million of this commitment.

(B)  LETTERS OF CREDIT

As of June 30, 2002, Secured Letters of Credit and Trust Accounts in the aggregate amount of $86.3 million have been issued in favor of ceding companies with $24.8 million related to Letters of Credit issued and $61.5 million related to Trust Accounts in force.  The Letters of Credit and Trust Accounts are secured by a lien on our fixed maturities investment portfolio, equal to 120% of the amount of the outstanding Letters of Credit, and 102% of the amount of the outstanding Trust Accounts.  As of December 31, 2001, Secured Letters of Credit and Trust Accounts in the amount of $91.0 million were issued in favor of ceding companies.

(C)  PENSION OBLIGATIONS

A subsidiary company is obligated to make contributions to defined contribution pension plans for employees.  As of June 30, 2002 and December 31, 2001, there were outstanding liabilities for pension contributions of $332 thousand and $294 thousand respectively.

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

5.  RELATED PARTIES

                Included in net investment income for the three months ended June 30, 2002 and 2001 are $57 thousand and $66 thousand respectively, in fees charged by Head Asset Management.  For the three months and six months ended June 30, 2001 these fees amounted to $88 thousand and $129 thousand respectively.

6. PRIOR PERIOD ADJUSTMENT

                During the second quarter of 2002, ESG  determined that foreign currency translation adjustments included in other comprehensive income had been overstated by $3,992 thousand due to an error in the internal system that consolidates the financial results of ESG subsidiaries with functional currencies other than U.S. dollars. To correct this error, ESG plans to restate its financial statements for the fiscal year December 31, 2001 in order to reflect a fourth quarter adjustment to foreign currency translation adjustments of $3,992 thousand. Once ESG’s financial statements for fiscal 2001 are restated, ESG will also restate its financial statements for the quarter ended March 31, 2002 in order to bring forward the restated balances in foreign currency translation adjustment and in retained deficit.

                ESG has reported the affected balance sheet items as if the restatement had already occurred. The effect on shareholders’ equity in ESG’s unaudited condensed consolidated balance sheets as of December 31, 2001 is as follows:

December 31, 2001

	As Restated	As Previously Reported
FC translation adjustments, net of tax	$201 thousand	$4,193 thousand
Retained deficit	$122,923 thousand	$118,931 thousand

7.             EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations:

U.S. dollars in thousands except share and per share data	Income (Numerator)	Shares (Denominator)	Per Share Amount

Three Months Ended June 30, 2002
Basic loss per share
Loss available to common shareholders	$(19,241)	11,857,618	$(1.62)

Effect of Dilutive Securities:
Class A Warrants		—
Director and Employee Options		—
Class B Warrants		—

Diluted loss per share	$(19,241)	11,857,618	$(1.62)
Loss available to common shareholders	$(19,241)	11,857,618	$(1.62)

Three Months Ended June 30, 2001
Basic loss per share
Loss available to common shareholders	$(5,915)	11,787,725	$(0.50)

Effect of Dilutive Securities:
Class A Warrants		—
Director and Employee Options		—
Class B Warrants		—

Diluted loss per share	$(5,915)	11,787,725	$(0.50)
Loss available to common shareholders	$(5,915)	11,787,725	$(0.50)

Class A warrants to purchase 1,381,200 common shares at $20 per share were outstanding as of June 30, 2001 and 2002. Options to purchase up to 2,518,301 common shares, issued at exercise prices between $2.01 and $26.00, were outstanding as of June 30, 2001. Options to purchase up to 2,368,322 common shares, issued at exercise prices between $2.01 and $26.00, were outstanding as of June 30, 2002. The incremental shares from assumed exercise of options and warrants have not been included in the above computation as they have an anti-dilutive effect on the net loss per common share.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of ESG Re Limited

We have reviewed the accompanying condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of operations and comprehensive income for the three month and six month periods ended June 30, 2002 and June 30, 2001 and condensed consolidated statements of cash flows for the six month periods ended June 30, 2002 and June 30, 2001.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ESG Re Limited and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated March 29, 2002, and August 19, 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived, after giving effect to the restatement discussed in the following paragraph.

The condensed consolidated balance sheets as of December 31, 2001 and June 30, 2002 reflect the restatement of foreign currency translation adjustments, included in accumulated other comprehensive income, and of retained deficit. The effect of this restatement is set out in Note 6 to the unaudited condensed consolidated financial statements.

Deloitte & Touche

Chartered Accountants

Dublin, Ireland

August 19, 2002

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis addresses the financial condition of ESG as of June 30, 2002 compared with December 31, 2001 and our results of operation for the three months and six months ended June 30, 2002, compared with the same period last year.  You should read this discussion and analysis with our unaudited condensed consolidated financial statements and related notes included in Item 1 of this Form 10-Q,  and our audited financial statements and related notes contained in our 2001 Annual Report on Form 10-K and any amendments thereafter.  Our independent accountants have reviewed our unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2001 and 2002 in accordance with standards established by the American Institute of Certified Public Accountants.  The results of our operations for the period ended June 30, 2002 are not necessarily indicative of our results for the full year.

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

We derive our revenues principally from:

•                    premiums for reinsurance products,

•                    fees for direct marketing services,

•                    management fees, and

•                    investment income.

Overview

Restatement of Prior Period Financial Statements

We announced in a press release dated August 15th, 2002 that we will make an adjustment of $4.0 million to our foreign currency translation account.  This adjustment will be recorded in the fourth quarter of 2001 and requires us to restate our financial statements for the year ended December 31, 2001 and the quarter ended March 31, 2002.  The adjustment to this account is due to errors generated by our internal consolidation system that caused the account balance to be overstated.  We have now replaced and upgraded our internal consolidation system. For a further discussion of this adjustment and restatement, see note 6 to our unaudited condensed consolidated financial statements.

The foreign currency translation account includes adjustments arising from the process of translating the financial statements of non U.S. dollar subsidiaries into U.S. dollars.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.  Revenues and expenses (“statement of operations”) for these subsidiaries are translated into U.S. dollars using weighted average exchange rates for the period.  Translation adjustments arising are included in the equity section of the balance sheet.

The adjustment and restatement will have the following impact on our consolidated statement of operations and consolidated balance sheet, for the year ended December 31, 2001:

•                    Net loss has increased from $16,440 thousand, to $20,432 thousand

•                    Other expenses have increased from $9,116 thousand to $13,108 thousand

•                    Net loss per share has increased from $1.39 to $1.73 per share

•                    Foreign currency translation adjustments, included in accumulated other comprehensive income, has changed from $4,193 thousand to $201 thousand

•                    Foreign currency translation adjustments in consolidated statements of comprehensive income has changed from $1,138 thousand to $5,130 thousand

The adjustment and restatement will have the following impact on our financial results for the quarter ended March 31, 2002:

•                    Foreign currency translation adjustments will change to $57 thousand from $(3, 935) thousand

•                    The balance in our retained deficit account will increase from $124,460 thousand to $128,452 thousand

We expect to file restated financial statements for the year ended December 31, 2001 as an amendment to our annual report on Form 10-K/A, and for the quarter ended March 31, 2002 as an amendment to our quarterly report on Form 10-Q/A.

Results of Operations

Total Revenues

Our total revenues for the three and six months ended June 30, 2002 were $26.4 million and $63.5 million respectively, compared with total revenues of $40.5 million and $85.2 million for the three and six months ended June 30, 2001 respectively.

Our net loss for the three and six months ended June 30, 2002 was $19.2 million and $24.8 million respectively, compared to a net loss of $5.9 million and $9.9 million for the three and six months ended June 30, 2001.  Net loss per share for the three and six months ended June 30, 2002 was $1.62 and $2.09 respectively, compared with a net loss per share of $0.50 and $0.84 for the three and six months ended June 30, 2001.  Key elements of the quarter’s results were (i) an underwriting result of $(11.0) million, which was significantly below our expectations, due to losses suffered primarily on the Norwegian Occupational Injury business of $13.5 million, on contracts written in 1998, and (ii) unrealized foreign exchange losses of $2.4 million, primarily relating to adverse movement in the Norwegian Kroner (NOK)/US Dollar (USD) exchange rate, exacerbated by the NOK reserve strengthening in the quarter.

Net Underwriting Income

For the three and six months ended June 30, 2002, we managed, on our own behalf and on behalf of our co-reinsurers, total premiums of $42.6 million and $63.9 million respectively, of which we placed $14.3 million and $5.8 million with co-reinsurers and retroceded $6.2 million and $10.2 million, resulting in net premiums written of $22.1 million and $48.0 million respectively.

For the three and six months ended June 30, 2001, we managed, on our own behalf and on behalf of our co–reinsurers, total gross premiums of $33.4 million and $78.8 million, of which we placed $1.7 million and $3.8 million with co-reinsurers and retroceded $2.0 million and $8.1 million, resulting in net premiums written of $29.7 million and $66.9 respectively.

 The 27.5% increase in gross managed premiums and 25.6% decrease in net premiums written during the three months ended June 30, 2002, as compared to the similar period in 2001, is primarily a function of the 50% ACE co-reinsurance arrangement in-force on North American business.  This contract came into affect in July 2001.

Of $22.1 million net premiums written in the three months ended June 30, 2002, $15.7 million was attributable to the ESG Reinsurance segment, and $6.4 million was attributable to the ESG Direct segment.  For the three months ended June 30, 2002 total premiums managed was $42.6 million, of which $36.2 million was attributable to the ESG Reinsurance segment, and $6.4 million was attributable to the ESG Direct segment.

With respect to the ESG Reinsurance segment, $3.2 million of the $6.2 million premium retroceded in the three months ended June 30, 2002 relates to one contract, on the North American business.

Gross and net premiums written and net premiums earned for the three and six months ended June 30, 2002 and 2001 were as follows:

	Three months ended June 30
ESG Reinsurance	2002	2001
	U.S. dollars in millions
Total premiums managed	36.2	34.4
Amount placed with co-reinsurers	14.3	1.7
Gross premiums written	21.9	32.7
Retroceded	6.2	2.0
Net premiums written	15.7	30.7

Net premiums earned	18.5	37.2

	Six months ended June 30
ESG Reinsurance	2002	2001
	U.S. dollars in millions
Total premiums managed	51.9	57.8
Amount placed with co-reinsurers	5.8	3.8
Gross premiums written	46.1	54.0
Retroceded	10.2	8.1
Net premiums written	35.9	45.9

Net premiums earned	49.0	71.5

	Three months ended June 30
ESG Direct	2002	2001
	U.S. dollars in millions
Total premiums managed	6.4	(1.0)
Amount placed with co-reinsurers	—	—
Gross premiums written	6.4	(1.0)
Retroceded	—	—
Net premiums written	6.4	(1.0)

Net premiums earned	5.7	3.2

	Six months ended June 30
ESG Direct	2002	2001
	U.S. dollars in millions
Total premiums managed	12.0	20.9
Amount placed with co-reinsurers	—	—
Gross premiums written	12.0	20.9
Retroceded	—	—
Net premiums written	12.0	20.9

Net premiums earned	10.9	9.2

Total premiums that we manage on our behalf and on behalf of our co-reinsurers for the three and six months ended June 30, 2002, consisted of (i) new business amounting to $15.9 million (37.3%) and $12.1 million (18.9%) respectively, and (ii) renewal business amounting to $26.7 million (62.7%) and $51.8 million (81.1%) respectively.

Underwriting Results

                Underwriting results for the three and six months ended June 30, 2002 and 2001, by line of business and in total, for the ESG Reinsurance segment were as follows:

Three months ended June 30, 2002	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	20,483	2,824	—	17	(1,425)	21,899
Net premiums written	14,406	2,894	(36)	(73)	(1,524)	15,667
Net premiums earned	17,743	2,364	56	(367)	(1,319)	18,477
Losses and loss expenses	14,751	15,671	237	167	(853)	29,973
Acquisition costs	2,218	259	5	(81)	(463)	1,938
Operating costs	6,472	2,103	38	81	139	8,833
Net underwriting income/(loss)	(5,698)	(15,669)	(224)	(534)	(142)	(22,267)

Six months ended June 30, 2002	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	35,077	12,099	(230)	279	(1,121)	46,104
Net premiums written	25,678	10,796	(264)	217	(505)	35,922
Net premiums earned	42,497	7,038	184	(486)	(187)	49,046
Losses and loss expenses	34,121	18,508	282	390	(672)	52,629
Acquisition costs	9,067	1,805	53	105	(103)	10,927
Operating costs	10,211	2,816	58	101	312	13,498
Net underwriting income/(loss)	(10,902)	(16,091)	(209)	(1,082)	276	(28,008)

Three months ended June 30, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	30,076	3,153	(1,989)	(215)	1,717	32,742
Net premiums written	28,267	3,792	(1,900)	(1,162)	1,667	30,664
Net premiums earned	31,412	6,655	(1,264)	(1,202)	1,646	37,247
Losses and loss expenses	22,416	5,255	(1,780)	(1,045)	1,743	26,589
Acquisition costs	10,668	417	177	(336)	(250)	10,676
Operating costs	5,467	564	(532)	(209)	286	5,576
Net underwriting income/(loss)	(7,139)	419	871	388	(133)	(5,594)

Six months ended June 30, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	46,053	10,556	(3,147)	(1,392)	1,957	54,027
Net premiums written	41,437	7,891	(2,923)	(2,285)	1,797	45,917
Net premiums earned	44,663	26,966	(1,459)	(515)	1,897	71,552
Losses and loss expenses	33,634	22,829	(1,897)	(1,376)	1,163	54,353
Acquisition costs	14,176	6,429	82	106	(417)	20,376
Operating costs	7,634	2,724	(553)	(97)	327	10,035
Net underwriting income/(loss)	(10,781)	(5,016)	909	852	824	(13,212)

The operating ratios for the three and six months ended June 30, 2002 and 2001, by line of business and in total, for the ESG Reinsurance segment were as follows:

Three months ended June 30, 2002	Medical	Accident	Credit	Life	Other	Total

Loss ratio	83.1%	662.9%	423.2%	n/m	64.7%	162.2%
Acquisition expense ratio	12.5%	11.0%	8.9%	n/m	35.1%	10.5%
Loss and acquisition expense ratio	95.6%	673.9%	432.1%	n/m	99.8%	172.7%
Operating expense ratio						47.8%
Combined ratio						220.5%

Six months ended June 30, 2002	Medical	Accident	Credit	Life	Other	Total

Loss ratio	80.3%	263.0%	153.3%	n/m	359.4%	107.3%
Acquisition expense ratio	21.3%	25.6%	28.8%	n/m	55.1%	22.3%
Loss and acquisition expense ratio	101.6%	288.6%	182.1%	n/m	414.5%	129.6%
Operating expense ratio						27.5%
Combined ratio						157.1%

The reduction in the acquisition expense ratio in the second quarter, primarily relates to the impact of:

(i)

Premium write-downs on business in Latin America, in the 2000 underwriting year, which carries a significantly higher acquisition expense ratio, than that of new business and renewals in 2001 and 2002,

(ii)	$2.8 million write-downs of high acquisition cost (25%) business in Western Europe, and
(iii)	Adjustments to some accounts, where final premium has come in but costs have been lower than expected.

Three months ended June 30, 2001	Medical	Accident	Credit	Life	Other	Total

Loss ratio	71.4%	79.0%	140.8%	86.9%	105.9%	71.4%
Acquisition expense ratio	34.0%	6.3%	(14.0)%	27.9%	(15.2)%	28.7%
Loss and acquisition expense ratio	105.4%	85.3%	126.8%	114.8%	90.7%	100.1%
Operating expense ratio						15.0%
Combined ratio						115.1%

Six months ended June 30, 2001	Medical	Accident	Credit	Life	Other	Total

Loss ratio	75.3%	84.7%	130.0%	267.2%	61.3%	76.0%
Acquisition expense ratio	31.7%	23.8%	(5.6)%	(20.6)%	(22.0)%	28.5%
Loss and acquisition expense ratio	107.0%	108.5%	124.4%	246.6%	39.3%	104.5%
Operating expense ratio						14.0%
Combined ratio						118.5%

We calculated the operating expenses ratios for the three months ended June 30, 2002 and June 30, 2001 by expressing total administrative expenses net of corporate office expense, as a percentage of net premiums earned.  For a more detailed discussion of operating expenses, refer to commentary on “Administrative Expenses” on page 22.

The key elements in the performance of the Reinsurance segment for the quarter were (i) losses of $12.0 million on Norwegian Occupational Injury business, written in 1999 and 2000, and (ii) the increase in operating expenses.

Underwriting results for the three and six months ended June 20, 2002 and 2001, by line of business and in total, for the ESG Direct segment were as follows:

Three months ended June 30, 2002	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	5,225	1,182	6,407
Net premiums written	5,225	1,182	6,407
Net premiums earned	5,263	438	5,701
Losses and loss expenses	(464)	333	(131)
Acquisition costs	3,427	(66)	3,361
Operating costs	763	818	1,581
Net underwriting income/(loss)	1,537	(647)	890

Six months ended June 30, 2002	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	10,033	2,026	12,059
Net premiums written	10,033	2,026	12,059
Net premiums earned	10,093	810	10,903
Losses and loss expenses	(9)	379	370
Acquisition costs	6,413	136	6,549
Operating costs	2,511	1,552	4,063
Net underwriting income/(loss)	1,178	(1,257)	(79)

The loss and loss expenses in the quarter and in the six months ended June 30, 2002, results from the Company’s actual claim experience being better than original estimates.  Estimates continue to be revised as the portfolio develops.

Three months ended June 30, 2001	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	2,638	(3,631)	(993)
Net premiums written	2,638	(3,631)	(993)
Net premiums earned	2,709	526	3,235
Losses and loss expenses	(516)	165	(351)
Acquisition costs	2,454	(60)	2,394
Operating costs	1,066	403	1,469
Net underwriting (loss)/income	(295)	18	(277)

Six months ended June 30, 2001	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	8,577	12,370	20,947
Net premiums written	8,577	12,370	20,947
Net premiums earned	8,543	696	9,239
Losses and loss expenses	1,671	199	1,870
Acquisition costs	4,682	(54)	4,628
Operating costs	3,182	420	3,602
Net underwriting (loss)/income	(992)	131	(861)

The operating ratios for the three and six months ended June 30, 2002 and 2001, by line of business and in total, for the ESG Direct segment were as follows:

Three Months Ended June 30, 2002	Accident	Credit	Total
Loss ratio	(8.8)%	76.1%	(2.3)%
Acquisition expense ratio	65.1%	(15.1)%	59.0%
Loss and acquisition expense ratio	56.3%	61.0%	56.7%
Operating expense ratio			27.7%
Combined ratio			84.4%

Six Months Ended June 30, 2002	Accident	Credit	Total
Loss ratio	(0.1)%	46.8%	3.4%
Acquisition expense ratio	63.5%	16.8%	60.1%
Loss and acquisition expense ratio	63.4%	63.6%	63.5%
Operating expense ratio			37.3%
Combined ratio			100.8%

Three Months Ended June 30, 2001	Accident	Credit	Total
Loss ratio	(19.0)%	31.4%	(10.8)%
Acquisition expense ratio	90.6%	(11.4)%	74.0%
Loss and acquisition expense ratio	71.6%	20.0%	63.2%
Operating expense ratio			45.4%
Combined ratio			108.6%

Six Months Ended June 30, 2001	Accident	Credit	Total
Loss ratio	19.6%	28.6%	20.2%
Acquisition expense ratio	54.8%	(7.8)%	50.1%
Loss and acquisition expense ratio	74.4%	20.8%	70.3%
Operating expense ratio			39.0%
Combined ratio			109.3%

The loss ratio in the quarter and in the six months ended June 30, 2002, results from the Company’s actual claim experience being better than original estimates.

Geographic Spread

The distribution of gross written premiums for the three and six months ended June 30, 2002 and 2001, is as follows:

Three months ended June 30	2002	2001
ESG Reinsurance

Western Europe	(25.3)%	2.5%
North America	107.9%	75.3%
Latin America	6.2%	25.1%
Asia	0.6%	(3.7)%
Other	10.6%	0.8%
Total	100.0%	100.0%

‘Other’ relates to business originating in Eastern Europe (4.8%) and risks originating in the Middle East (5.8%)

Three months ended June 30	2002	2001
ESG Direct

Western Europe	18.4%	365.7%
Asia	81.6%	(265.7)%
Total	100.0%	100.0%

Six months ended June 30	2002	2001
ESG Reinsurance

Western Europe	(2.9)%	15.4%
North America	84.0%	67.6%
Latin America	12.1%	19.3%
Asia	0.3%	(3.7)%
Other	6.5%	1.4%
Total	100.0%	100.0%

Six months ended June 30	2002	2001
ESG Direct

Western Europe	16.8%	59.1%
Asia	83.2%	40.9%
Total	100.0%	100.0%

In respect of the ESG Reinsurance segment, large premium write-downs in the three months ended June 30, 2002, on business in Western Europe, gives rise to the negative percentage.

With respect to the ESG Direct segment, the percentage in the three months ended June 30, 2001, was affected by write-downs of estimated premiums on the Bancassurance business in Western Europe.

Product Mix

The distribution of gross premiums written by line of business for the three and six months ended June 30, 2002 and 2001 is as follows:

Three months ended June 30,	2002	2001
ESG Reinsurance

Medical	93.5%	91.9%
Personal Accident	12.9%	9.6%
Credit	0.0%	(6.0)%
Life	0.1%	(0.7)%
Other	(6.5)%	5.2%
Total	100.0%	100.0%

Three months ended June 30,	2002	2001
ESG Direct

Personal Accident	81.6%	(265.7)%
Credit	18.4%	365.7%
Total	100.0%	100.0%

Six months ended June 30,	2002	2001
ESG Reinsurance

Medical	76.1%	85.2%
Personal Accident	26.2%	19.5%
Credit	(0.5)%	(5.8)%
Life	0.6%	(2.6)%
Other	(2.4)%	3.7%
Total	100.0%	100.0%

Six months ended June 30,	2002	2001
ESG Direct

Personal Accident	83.2%	40.9%
Credit	16.8%	59.1%
Total	100.0%	100.0%

In respect of the Direct segment, the significant change in the geographic and product split relates to the increase in premium on the Bancassurance credit line of business, in Western Europe.  The change in the basis of estimation used to recognize the premium on Bancassurance business gives rise to a disproportionate split between Western Europe and Asia, on a geographic spread basis, and Credit and Personal Accident, on a product mix basis.  This change does not have a material impact on the reported result for the quarter.

Initial estimates of gross written premium on the Bancassurance business were revised from $16.6 million in the first quarter 2001 to $6.7 million annualized premium, by the fourth quarter 2001.  During the three months ended June 30, 2001, the reduction in gross written premium for this business amounted to $3.6 million.

Management Fee Revenue

For the three and six months ended June 30, 2002, we earned $0.7 million and $1.2 million respectively in management fee revenue.  We earned $0.2 million and $0.4 million for the comparable periods in 2001.  The majority of management fee revenue in 2002 and 2001 consists of fees earned on those premiums managed on behalf of our co-reinsurers.  Management fees increased in the second quarter of 2002, primarily due to the recognition of fees earned on our North American business, co-reinsured.

Net Investment Income

As at June 30, 2002, our cash and invested assets totaled $124.9 million, compared with cash and invested assets of $154.9 million as at December 31, 2001.  This decrease in our cash and invested assets is primarily due to negative operating cash flows and costs associated with developing the ESG Direct segment.  Net investment income decreased by $1.2 million from $3.3 million in the three months ended June 30, 2001 to $2.1 million in the three months ended June 30, 2002.  The decrease is a function of the decline in our overall investment portfolio.

We do not maintain separate balance sheet data for our operating segments.  Accordingly we do not review and evaluate the financial results of the operating segments based upon balance sheet data.

The following table reflects the investment results for the three months ended June 30, 2002:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains/(Losses)
	U.S dollars in thousands

Investments	122,206	2,016	6.6%	(538)
Other investments	7,594	28	1.5%	—
Cash and cash equivalents	5,424	70	5.2%	—
Total	135,224	2,114	6.3%	(538)

The following table reflects our investment results for the three months ended June 30, 2001:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains/(Losses)
	U.S dollars in thousands

Investments	164,094	2,846	6.9%	719
Other investments	14,252	275	7.7%	(4,200)
Cash and cash equivalents	16,668	205	4.9%	—
Total	195,014	3,326	6.8%	(3,481)

The following table reflects the investment results for the six months ended June 30, 2002:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains/(Losses)
	U.S dollars in thousands

Investments	133,278	3,708	5.6%	(1,615)
Other investments	9,896	158	3.2%
Cash and cash equivalents	5,564	96	3.5%	—
Total	148,738	3,962	5.3%	(1,615)

The following table reflects the investment results for the six months ended June 30, 2001:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains/(Losses)
	U.S dollars in thousands

Investments	171,064	5,775	6.8%	1,467
Other investments	15,498	362	4.7%	(4,200)
Cash and cash equivalents	20,532	597	5.8%	—
Total	207,094	6,734	6.5%	(2,733)

(1)                                  Net investment income is net of investment-related expenses.

Investment Portfolio

Maturity and Duration of Portfolio

The maximum effective maturity for any single security in our investment portfolio is set at 30 years for U.S. government and U.S. government agency securities with full faith and credit guarantees and at 10 years for all other issues, measured from the date of settlement.  The duration of the portfolio varies according to decisions taken by management (with input from the investment advisor), on business changes and the outlook for interest rate movements.  The benchmark for such duration is approximately 3 years.

Quality of Debt Securities in Portfolio

The minimum average credit quality of our investment portfolio is AA.

Equity Securities and Real Estate

Our investment policy is to allow up to 10% of our investment assets to be held in equity securities.  Currently, there are no equity securities held in the Company’s portfolio.  We do not intend to invest in real estate other than for our own use.

Diversification and Liquidity

No more than 3% of our investment portfolio may be invested in the securities of any single issuer, with the exception of sovereign governments or agencies, including supranational agencies, with an AA rating or better.

As of June 30, 2002, total investments and cash were $124.9 million, compared to $154.9 million at December 31, 2001.  All fixed maturity securities in our investment portfolio are classified as available for sale and are carried at fair value.

The fixed maturity investment portfolios as of June 30, 2002 and December 31, 2001 were as follows:

As at June 30, 2002	Fair Value	Duration (Years)	Market Yield	Average Credit Rating
	U.S. dollars in thousands
Corporate securities	40,896	2.3	4.9%	AA
U.S. treasury securities and obligations of U.S. government corporations and agencies	29,171	2.4	4.0%	AAA
Asset-backed securities/Mortgage-backed securities	25,146	2.1	6.6%	AAA
Obligations of states and political subdivisions	11,189	2.5	5.2%	AAA
Foreign currency debt securities	5,598	0.7	4.0%	AAA
Total	112,000	2.0	4.9%

As at December 31, 2001	Fair Value	Duration (Years)	Market Yield	Average Credit Rating
	U.S. dollars in thousands
Corporate securities	43,799	2.8	5.2%	AA
U.S. treasury securities and obligations of U.S. government corporations and agencies	53,466	3.6	4.6%	AAA
Asset-backed securities/Mortgage-backed securities	25,599	2.5	7.3%	AAA
Obligations of states and political subdivisions	16,505	2.7	5.7%	AAA
Foreign currency debt securities	5,475	1.0	4.2%	AAA
Total	144,844	2.7	5.4%

In 2002, we will continue to follow our investment policy and guidelines while seeking to increase long-term value by continuing to invest in selected strategic investments in accordance with our current commitments as set out in “Strategic Investments” below.  A strategic investment is defined as an investment in a reinsurance-related enterprise, ceding company or distribution channel that is expected to generate or secure additional profitable business for the Company.

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

We may terminate the Investment Advisory Agreements upon five days written notice, and Head Asset Management may terminate the agreements upon 90 days written notice.  We incurred $57 thousand and $66 thousand in fees to Head Asset Management LLC in the three and six months ended June 30, 2002 respectively, and $88 thousand and $129 thousand in the three and six months ended June 30, 2001.

The Audit Committee of our Board of Directors periodically reviews our investment policies and arrangements to ensure that they are consistent with our overall goals, strategies and objectives.  Overall investment guidelines are approved by the Audit Committee to ensure appropriate levels of portfolio liquidity, credit quality, diversification and volatility.  In addition, the Audit Committee is now reviewing our investment advisory relationship with Head Asset Management LLC, in the context of our other banking relationships, to determine whether changes should be made to any of these relationships.

Administrative Expenses

Total administrative expenses, which includes personnel costs, professional service fees, interest expense, foreign exchange gains/losses and other expenses, increased by $3.4 million, or 47.9%, from $7.1 million for the three months ended June 30, 2001 to $10.5 million for the three months ended June 30, 2002.  This increase results primarily from realized and unrealized foreign exchange losses of $2.4 million.  Realized and unrealized foreign exchange losses relate to the revaluation of assets and liabilities, denominated in foreign currencies.

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

Effective as of June 30, 2000, we transferred all the assets of our health care segment to 4Sigma.  These assets had a book value of $8 million at the time of transfer.  In exchange for the transferred assets, we received 8,000,000 shares of Series A preferred stock, representing a 69% equity interest in 4 Sigma.  In addition, affiliates of John C Head III, the Chairman of our Board of Directors, invested $3.0 million in cash in exchange for a 28% equity interest in 4Sigma.  Dr. Gerald Moeller, a director of ESG from July 1999 to August 2000 and the president of our health care division from July 1999 to June 2000, also invested $400,000 in cash in exchange for a minority equity interest in 4Sigma.  The board members of 4Sigma include John C Head III, Dr. Gerald Moeller and Dr. Herbert Palmberger, who also serves as outside counsel to ESG in Germany.  During the fourth quarter 2001, ESG booked a write-down of the cost, for impairment, of $8.0 million against its investment in 4Sigma Ltd.

ESG does not have voting control of, nor does it exercise operational control over, this company.

In the second quarter of 2001, we participated in a rights offering by 4Sigma for convertible preferred debt totaling $0.8 million, which in November 2001, converted into 0.8 million shares of Series E preferred stock.  Also, in November 2001, we committed to make an additional capital injection in 4Sigma of $1.8 million, in exchange for 1.8 million shares of Series E preferred stock.  At June 30, 2002 we had invested $1.1 million of this commitment.  Mr. Head has also committed to invest an additional $1.2 million in cash in 4Sigma on these same terms and conditions.  We evaluate our investment in 4Sigma on a quarterly basis.

Liquidity and Capital Resources

Operating activities used net cash of $31.7 million for the six months ended June 30, 2002 and $14.5 million for six months ended June 30, 2001.

Reinsurance balances receivable decreased from $190.5 million as at December 31, 2001 to $187.8 million as at June 30, 2002.  We recognize premiums receivable at the inception of the reinsurance contract, based upon information received from intermediaries and ceding companies.  Every quarter we compare estimated written premiums to actual premiums, as reported by ceding companies and revise our estimates of written premiums if appropriate.  Any change in these estimates will impact the premiums receivable balance.

Reinsurance funds recoverable on incurred losses increased from $28.6 million as at December 31, 2001 to $43.8 million as at June 30, 2002.  This increase was due to additional losses being incurred above our net retention levels that enable us to make recoveries from our excess of loss reinsurers, plus quota share cessions to two of our retrocessionaires.

Deferred acquisition costs decreased from $40.3 million at December 31, 2001 to $39.8 million at June 30, 2002, as unearned premium declined over the period, a factor of reduced premium writings and earnings.

At December 2001, reserves for unpaid losses and loss expenses were $146.4 million and at June 30, 2002, reserves for unpaid losses and loss expenses were $165.9 million.  This increase primarily relates to the deterioration on the Norwegian book of business, compounded by the depreciation of the US Dollar against the Norwegian Kroner and other major currencies in the quarter.

At June 30, 2002, unearned premium reserves were $93.2 million compared to $104.4 million at December 31, 2001.  Unearned premium reserves are established to cover the unexpired period of contracts of reinsurance that we have underwritten.  At June 30, 2002, acquisition costs payable were $39.8 million compared to $43.1 million at December 31, 2001.  The balance represents acquisition expenses due on gross reinsurance premiums that we have written.

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

As of June 30, 2002, we had the following material commitments for operating leases, other commitments (4sigma) and employment contracts:

	Total Commitments in US. Dollars (in thousands)
Years ending December 31	Lease & Other Commitments	Less Sublease Income	Net	Employee Commitments	Total

2002	1,234	110	1,124	237	1,361
2003	827	38	789	71	860
2004	569	—	569	—	569
2005	289	—	289	—	289
2006	202	—	202	—	202
2007 to 2012	936	—	936	—	936
Total	4,057	148	3,909	308	4,217

As of December 31, 2001, we had the following material commitments for operating leases and employment contracts:

	Total Commitments in US. Dollars (in thousands)
Years ending December 31	Lease & Other Commitments	Less Sublease Income	Net	Employee Commitments	Total

2002	1,743	200	1,543	563	2,106
2003	745	36	709	80	789
2004	523	—	523	—	523
2005	263	—	263	—	263
2006	184	—	184	—	184
2007 to 2012	839	—	839	—	839
Total	4,297	236	4,061	643	4,704

In November 2001, we committed to make an additional capital injection in 4Sigma of $1.8 million, in increments of $100,000 as funds are needed by 4Sigma, in exchange for 1.8 million shares of Series E preferred stock.  As of June 30, 2002 we had invested $1.1 million of this commitment.

In support of our business, we enter into Letters of Credit and Trust Account arrangements with ceding companies.  At December 31, 2001, we had in total $91.0 million of outstanding Letters of Credit and Trust Accounts (representing 62.8% of investments available for sale) of which $27.0 million related to Letters of Credit issued and $64.0 million was in Trust Accounts.  As of June 30, 2002, we had in total $86.3 million of outstanding Letters of Credit and Trust Accounts (representing 77.0% of investments available for sale) of which $24.8 million related to Letters of Credit issued and $61.5 million was in Trust Accounts.  These arrangements are secured against our fixed maturity investment portfolio.  Management have assessed our cash flow requirements, taking into account these arrangements.

Exposure Management

We manage our underwriting risk exposures primarily through an excess of loss reinsurance program.  For 2002, this program provides reinsurance protection up to a known accumulation of $5,000,000 for Personal Accident exposure and up to $5,000,000 per person for Medical Expense exposure.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information included in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements express our intentions, strategies, or predictions for the future.  In addition, from time to time, we may make forward-looking statements, orally or in writing.  Forward-looking statements in this Form 10-Q include, among others, statements regarding:

•                                            the ongoing adequacy of our loss reserves;

•                                            our continuing ability to increase premium rates and strengthen terms of trade in the North and Latin American markets without major loss of business;

•                                            the anticipated growth in Direct business in Asia and Europe;

•                                            the impact of rate increases on premiums written over the 2001 underwriting year; and

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

•                                            Loss of Key Clients.  Our contracts with our customers are generally short term.  We can make no assurance that any customer will retain our services after its contract has ended.  We have several customers that generate substantial revenues, including the Companion Insurance Company account, which accounted for 15% of our revenues in the three months ended June 30, 2002 and 17% of our revenues in the year ended December 31, 2001.  The loss of this customer could adversely affect our revenues.  If one of our customers is acquired or merges with another company, our contract may terminate early.

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

•                                            Foreign Currency Exchange Risks.  Because we conduct business in numerous geographic regions and currencies around the world, fluctuations in currency exchange rates can materially affect our earnings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to market risk arising from the potential change in value of our various financial instruments. The Company’s current investment strategy seeks to maximize income through a high quality, diversified and fixed maturity portfolio, while maintaining an adequate level of liquidity.  The Company’s mix of investments is adjusted continuously, consistent with its current and projected operating results, working capital requirements and market conditions.  The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities.

The investment portfolio is comprised of fixed maturity securities that are subject to interest rate risk and foreign currency risk.

Interest Rate Risk

Interest rate risk is the potential change in value of the fixed maturity portfolio due to change in market interest rates.  Interest rate risk on our portfolio of fixed maturity investments, especially fixed rate instruments, is a significant source of our market risk.  In addition, the credit worthiness of the issuer, relative values of alternative investments, liquidity and general market conditions may affect fair values of interest rate sensitive instruments.

Our general strategy with respect to fixed maturity securities is to invest in high quality securities while maintaining diversification to avoid significant concentrations in individual issuers’ industry segments or countries.

There has been no significant change in interest rate risk since December 31, 2001.

Foreign Currency Risk

Foreign currency risk is the potential change in value, income, and cash flow arising from adverse changes in foreign currency exchange rates.  Our functional currency is the U.S. Dollar.  However, we write reinsurance business in numerous geographic regions and currencies, giving rise to the risk that the ultimate settlement of receivables and payables on reinsurance transactions will differ from the amounts currently recorded as assets and liabilities in the financial statements.  Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs.  In certain cases, the Company’s foreign operations maintain capital in the currency of the country of its geographic location, consistent with local regulatory guidelines.

Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates.  The primary foreign currency exposures are the Euro, Norwegian Kroner, Australian Dollar, Hong Kong Dollar and Great Britain Pound.

We generally do not hedge the foreign currency exposure of the subsidiaries transacting business in currencies other than their functional currency (transaction exposure).  We are currently putting in place a foreign exchange hedging strategy and policy, which will consider the use of derivative instruments, if appropriate.

Inflation

Inflation has not had a material impact on our operations for any of the periods presented.  We write reinsurance in Latin America, which has experienced periods of high inflation.  However, it is possible that future inflationary conditions may impact subsequent accounting periods.

PART II

Item 1.           Legal Proceedings

See the description of our pending lawsuit involving Odyssey Re in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and see note 4 to our unaudited condensed consolidated financial statements in this report.

Item 2.           Changes in Securities

Not applicable.

Item 3.           Defaults Upon Senior Securities

Not applicable.

Item 4.           Submission of Matters to a Vote of Securities Holders

The Annual General Meeting of Shareholders was held pursuant to notice on May 6, 2002.  There were present at the meeting, in person or represented by proxy, the holders of 11,375,533 shares of the outstanding common stock of ESG, which represented approximately 96.1% of the outstanding shares at March 15, 2002, the record date.  The matters voted on at the meeting and the votes cast were as follows:

Proposal 1.                                   Election of Directors

Anthony J. Hobson was elected as a Class 1 director to serve until the 2004 Annual General Meeting of Shareholders and Alasdair P. Davis and David C. Winn were elected as Class 2 directors to serve until the 2005 Annual General Meeting of Shareholders.

	For	Withheld
Anthony J. Hobson	8,457,086	2,918,447
Alasdair P. Davis	8,214,822	3,160,711
David C. Winn	6,180,322	5,195,211

John C. Head III, Isao Kuzuhara and David L. Newkirk continued as directors.

Proposal 2.                                   Ratification of the Appointment of Independent Auditors

The selection of Deloitte & Touche as independent auditors for the fiscal year ending December 31, 2002 was ratified with 6,394,192 shares voting in favor of such proposal, 4,955,241 shares voting against and 26,100 shares abstaining from voting.

Proposal 3.                                   Approval ESG’s 2002 Stock Incentive Plan

This proposal was not approved, with 3,915,095 shares voting in favor, 5,747,634 shares voting against, 5,004 shares abstaining, and 1,707,800 broker non-votes.

Proposal 4.                                   Resolution of Shareholders regarding adoption of a performance-based senior executive compensation scheme.

This proposal was approved, with 5,191,423 shares voting in favor, 4,462,569 shares voting against, 13,741 shares abstaining, and 1,707,800 broker non-votes.

A summary of the results of this Annual General Meeting was contained in a press release issued by ESG on May 10, 2002.

Item 5.           Other Information

Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

(a)          Exhibit Index

                        Exhibit 11.1                                    Computation of Earnings Per Share

                        Exhibit 15.1                                    Awareness Letter of Deloitte & Touche

                        Exhibit 99.1                                    Certification Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                        Exhibit 99.2                                    Certification Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                        Exhibit 99.3                                    Code of Conduct Policy

(b)         During the three months ended June 30, 2002, ESG did not file any Reports on Form 8-K.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESG RE LIMITED

Date: August 19, 2002	/s/ Alasdair P. Davis
Alasdair P. Davis
Chief Executive Officer

Date: August 19, 2002	/s/ Joe A. Quinn
Joe A. Quinn
Senior Financial Officer