Form 10-K/A
period 2001-12-31
ESG RE LTD
filed 2002-08-22
CIK 1049624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–K/A

AMENDMENT NO. 3

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 000–2348

ESG RE LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of Incorporation of organization)	(I.R.S. Employer Identification No.)

16 Church Street

Hamilton HM11, Bermuda

(Address of executive offices, zip code)

(441) 295–2185

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common Shares, $1.00 par value

Name of each exchange on which registered

Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. Yes ☒  No ☐

The aggregate market value of the voting stock held by non–affiliates of the Registrant, as of March 15, 2002, was $33,365,143 based on the closing price of $3.85 on that date.

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of March 15, 2002, was 11,831,818.

EXPLANATORY STATEMENT:

Pursuant to this Form 10-K/A (Amendment No. 3) ("Amendment No. 3"), ESG Re Limited ("ESG") amends and restates in its entirety Items 6, 7 and 8 of Part II of the Form 10-K and Item 14 of Part IV of the Form 10-K (Amendments No. 1 and No. 2).

The purpose of this Amendment No. 3 is to reflect the correction of errors, generated by ESG’s internal consolidation system, which led to misstatements in the foreign currency translation adjustments, included in accumulated other comprehensive income, and other expenses.  ESG’s consolidated financial statements (Original Consolidated Financial Statements) and related disclosures for 2001 have been restated from amounts previously reported.  The adjustment and restatement has had the following impact on our consolidated statement of operations and consolidated balance sheet, for the year ended December 31, 2001:

•	Net loss has increased from $16,440 thousand, to $20,432 thousand
•	Other expenses have increased from $9,116 thousand to $13,108 thousand
•	Net loss per share has increased from $1.39 to $1.73 per share
•	Foreign currency translation adjustments, included in accumulated other comprehensive income, has changed from $4,193 thousand to $201 thousand
•	Foreign currency translation adjustment, in consolidated statements of comprehensive income has changed from $1,138 thousand to $5,130 thousand

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K for the year ended December 31, 2001 as originally filed on April 1, 2002 that was affected by the restatement has been amended to the extent affected and restated in its entirety.  NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-K/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-K EXCEPT TO REFLECT THE EFFECTS OF THE RESTATEMENT.

TABLE OF CONTENTS

Item
PART II
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8.	Financial Statements and Supplementary Data
PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART II.

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

	Years Ended December 31,
	2001	2000	1999	1998	1997
	As Restated
	U.S. dollars in thousands except per share data
CONSOLIDATED OPERATING DATA
Gross managed premium	$181,710	$254,996	$347,900	$224,204	$100,000
Net premiums written	113,593	211,886	313,210	195,578	25,392
Net premiums earned	153,220	236,620	249,125	98,841	13,411
Investment income	12,177	12,924	13,515	12,930	598
Total revenues	160,533	249,032	262,589	115,827	17,839
Losses and loss expenses	104,566	187,241	199,031	61,364	7,449
Acquisition costs	45,840	78,566	66,296	26,714	4,693
Class B Warrants expense	—	—	—	—	3,626
Administrative expenses (2)	31,521	37,119	26,490	11,965	7,736
Total expenses (2)	182,304	305,650	290,996	100,043	23,504
Net underwriting income/(loss) (2)	(24,713)	(66,306)	(39,045)	1,961	1,269
Loss expense ratio	68.2%	79.1%	79.9%	62.1%	55.5%
Acquisition expense ratio	29.9%	33.2%	26.6%	27.0%	35.0%
Loss and acquisition expense ratio	98.1%	112.3%	106.5%	89.1%	90.5%
Net income/(loss) before taxes (2)	(21,771)	(56,618)	(28,407)	15,784	(5,665)
Income tax benefit/(charge)	1,339	—	(815)	(1,262)	569
Net income/(loss) from continuing operations (2)	(20,432)	(56,618)	(29,222)	14,522	(5,096)
Net loss from discontinued operations (3)	—	(5,178)	(12,772)	—	—
Net income/(loss) (2)	(20,432)	(61,796)	(41,994)	14,522	(5,096)
Basic net income/(loss) per share from continuing operations (2)	(1.73)	(4.79)	(2.20)	1.04	(4.11)
Diluted net income/(loss) per share from continuing operations (2)	(1.73)	(4.79)	(2.20)	1.03	(4.11)
Basic net income/(loss) per share (2)	(1.73)	(5.23)	(3.17)	1.04	(4.11)
Diluted net income/(loss) per share (2)	(1.73)	(5.23)	(3.17)	1.03	(4.11)
Dividends declared per share	$—	$0.24	$0.32	$0.30	$—
CONSOLIDATED BALANCE SHEET DATA
Investments and cash	$154,931	$212,246	$221,549	$235,246	$236,976
Reinsurance balances receivable	190,526	241,587	276,112	168,274	25,785
Total assets	455,529	554,794	605,684	466,373	283,553
Unpaid losses and loss expenses	146,383	179,614	136,935	44,379	7,846
Unearned premiums	104,395	148,124	181,127	111,884	12,168
Total shareholders’ equity	95,070	113,566	176,815	244,841	234,375
Book value per share	8.03	9.64	15.24	17.58	16.83
COMMON STOCK PRICE RANGE
High	$5.39	$6.52	$22.25	$28.75	$23.88 (1)
Low	$1.97	$1.72	$5.13	$12.75	$21.50 (1)

(1)	1997 stock prices are for the period from December 12, 1997, the date of the initial public offering, to December 31, 1997. The initial public offering price was $20.00 per share.
(2)	A description of the restatement adjustment is set out in Note 20 of the financial statements and supplementary data in Item 8.
(3)	Refer to "Discontinued Operations" in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

We derive our revenues principally from:

•               premiums for reinsurance products,

•               fees for direct marketing services,

•               management fees, and

•               investment income.

Overview

Restatement of Financial Statements

During the second quarter of 2002, ESG determined that foreign currency translation adjustments, included in other comprehensive income and other expenses included in net loss, had been misstated by $3,992 thousand due to an error in the internal system that consolidates the financial results of ESG subsidiaries with functional currencies other than U.S. dollars.  We have now replaced and upgraded our internal consolidation system.  For further discussion of this adjustment and restatement, see note 20 to our consolidated financial statements.

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

The adjustment and restatement has the following impact on our consolidated statement of operations, consolidated balance, and consolidated statements of changes in shareholders’ equity, for the year ended December 31, 2001:

•	Net loss has increased from $16,440 thousand, to $20,432 thousand
•	Other expenses have increased from $9,116 thousand to $13,108 thousand
•	Net loss per share has increased from $1.39 to $1.73 per share
•	Foreign currency translation adjustments, included in accumulated other comprehensive income, has changed from $4,193 thousand to $201 thousand
•	Foreign currency translation adjustments, in consolidated statements of comprehensive income, has changed from $1,138 thousand to $5,130 thousand
•	Retained deficit changed from $118,931 thousand to $122,923 thousand

We are also filing restated financial statements for the quarter ended March 31, 2002 as an amendment to our quarterly report on Form 10-Q/A.

Recent Developments

Credit Ratings.  On March 8, 2002, Fitch Ratings has assigned Insurer Financial Strength Ratings of BB+ to ESG Reinsurance Bermuda Ltd., ESG Reinsurance Ireland Ltd. and European Specialty Ruckversicherung AG, with a Rating Outlook of Stable. In November 2001, Standard and Poor’s increased its counterparty credit and insurer financial strength rating for ESG from “B+” to “BB-” with a change in the rating outlook from “Stable” to “Positive.” “Positive” means that the rating may be raised. According to S&P, its capital adequacy model placed us at the high end of the “BBB” rating but that it would like evidence of continued progress in fiscal year 2002 before adjusting the rating further. There can be no assurance that we will continue to maintain either of these ratings.

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

Investments

We classify fixed maturity securities as available for sale, and we report them at estimated fair value. We expect to hold investments available for sale for an indefinite period but may sell them depending on interest rates and other considerations. We account for other investments at the lower of cost or estimated realizable value. We report unrealized investment gains and losses on investments available for sale, net of applicable deferred income tax, as a separate component of “accumulated other comprehensive income.” We determine realized gains or losses on the sale of investments on the basis of average cost. We adjust the costs of both investments available for sale and other investments by any impairment in value that we consider to be other than temporary.

Deferred Acquisition Costs

We defer costs relating to the production of new business, primarily commissions for all business and telemarketing costs from our ESG Direct business, and include them in the deferred acquisition cost asset to the extent that they are recoverable from future related policy revenues. We amortize the deferred acquisition costs in respect of commissions over the periods in which the related premiums are earned. We amortize the deferred acquisition costs in relation to telemarketing over the expected life of the policies. We review our deferred costs to determine if they are recoverable from future income, including investment income, and, if they are not, we charge them as an expense.

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

Foreign Currency Translation

Our functional and reporting currency is the U.S. Dollar. We translate foreign currency receivables or payables denominated in a currency other than U.S. dollars into U.S. dollars at the rates of exchange in effect at the balance sheet date. We include the resulting exchange gains or losses in the results of operations. We include exchange gains and losses related to the conversion of investments available for sale in the net unrealized appreciation or depreciation of the investments, net of deferred income taxes, and list them as a separate component of “accumulated other comprehensive income.” We translate assets and liabilities related to foreign operations into U.S. dollars at the exchange rate in effect at the balance sheet date; we convert revenues and expenses into U.S. dollars using weighted average rates for the period. We exclude from income gains and losses that result from translating foreign currency financial statements, net of deferred income taxes, and include them as a separate component of “accumulated other comprehensive income.”

Results of Operations

We reported a net loss of approximately $20.4 million for 2001, compared to a net loss of approximately $61.8 million for 2000. Included in the 2000 results were net losses of approximately $5.2 million from discontinued operations, which are described more fully under the caption “Discontinued Operations” and in Note 11 to our Consolidated Financial Statements.

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

The amount placed with co-reinsurers increased to 26.0% of total premiums managed in 2001 from 3.9% in 2000. This is the result of a 50% co-reinsurance arrangement with ACE for all North American medical business that we entered into, from January 2001. We expect to keep this arrangement in place throughout 2002. Reinsurance of risks related to the U.S. medical markets continues to be the largest portion of our total managed premiums. We receive a management fee for the premiums we manage on behalf of ACE under our co-reinsurance agreement, in respect of business managed in the 2001 financial year, but only to the extent ACE earns the premiums in the 2002 and 2003 financial years. We do not receive a management fee under the ACE co-reinsurance agreement for any premium earned in 2001.

Of $113.6 million net premiums written in 2001, $89.0 million was attributable to the ESG Reinsurance segment, and $24.6 million was attributable to the ESG Direct segment. For the year ended December 31, 2000, net premiums written was $211.9 million, of which $205.9 million was attributable to the ESG Reinsurance segment, and $6.0 million was attributable to the ESG Direct segment.

Gross and net premiums written and net premiums earned during 2001 and 2000 were as follows:

	Years ended December 31,
	2001	2000
	U.S. dollars in millions
ESG Reinsurance
Total premiums managed	$157.1	$249.0
Amount placed with co-reinsurers	(47.3)	(10.0)
Gross premiums written	109.8	239.0
Retroceded	(20.8)	(33.1)
Net premiums written	89.0	205.9
Net premiums earned	$135.1	$230.8

	Years ended December 31,
	2001	2000
	U.S. dollars in millions
ESG Direct
Total premiums managed	$24.6	$6.0
Amount placed with co-reinsurers	—	—
Gross premiums written	24.6	6.0
Retroceded	—	—
Net premiums written	24.6	6.0
Net premiums earned	$18.1	$5.8

Total premiums that we manage on our behalf and on behalf of our co-reinsurers during 2001 consisted of the following:

•	New Business. Approximately $46.5 million, or 25.6%, of total premiums managed was generated from new business.

•	Renewal Business. Approximately $135.2 million, or 74.4% of total premiums managed was generated from renewal business.

Underwriting Results

Underwriting results for 2001 and 2000, by line of business and in total, for the ESG Reinsurance segment were as follows:

	Year Ended December 31, 2001
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$104,376	$10,424	$(5,865)	$(1,293)	$2,116	$109,758
Net premiums written	88,899	5,850	(5,548)	(2,307)	2,086	88,980
Net premiums earned	101,985	33,054	(3,591)	1,187	2,475	135,110
Losses and loss expenses	(66,008)	(36,598)	3,687	284	(3,410)	(102,045)
Acquisition costs	(28,769)	(6,747)	289	(642)	936	(34,933)
Operating costs	(21,054)	(2,893)	(71)	(354)	(454)	(24,826)
Net underwriting income/(loss).	$(13,846)	$(13,184)	$314	$475	$(453)	$(26,694)

	Year Ended December 31, 2000
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$173,919	$48,125	$3,405	$8,977	$4,535	$238,961
Net premiums written	148,285	43,014	3,162	7,845	3,565	205,871
Net premiums earned	161,772	51,771	6,588	6,127	4,513	230,771
Losses and loss expenses	(124,119)	(51,153)	(2,344)	(5,291)	(3,081)	(185,988)
Acquisition costs	(53,471)	(15,594)	(3,527)	(1,622)	(2,106)	(76,320)
Operating costs	(24,628)	(6,712)	(844)	(1,044)	(926)	(34,154)
Net underwriting income/(loss)	$(40,446)	$(21,688)	$(127)	$(1,830)	$(1,600)	$(65,691)

The operating ratios for 2001 and 2000, by line of business and in total, for the ESG Reinsurance segment were as follows:

	Year Ended December 31, 2001
	Medical	Accident	Credit	Life	Other	Total
Loss ratio	64.7%	110.7%	102.7%	n/m	137.8%	75.5%
Acquisition expense ratio	28.2%	20.4%	8.0%	54.1%	n/m	25.9%
Loss and acquisition expense ratio	92.9%	131.1%	110.7%	30.2%	100.0%	101.4%
Operating expense ratio						18.4%
Combined ratio						119.8%

	Year Ended December 31, 2000
	Medical	Accident	Credit	Life	Other	Total
Loss ratio	76.7%	98.8%	35.6%	86.4%	68.3%	80.6%
Acquisition expense ratio	33.1%	30.1%	53.5%	26.4%	46.6%	33.1%
Loss and acquisition expense ratio	109.8%	128.9%	89.1%	112.8%	114.9%	113.7%
Operating expense ratio						14.8%
Combined ratio						128.5%

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

The 2001 underwriting results for our Direct Segment are comprised of two underwriting years, with the 2001 underwriting year contributing net earned premium of $18.1 million, carrying a loss and acquisition ratio of 74.1%. The 2000 underwriting year contributed $5.8 million of earned premium, carrying a loss and acquisition ratio of 59.8%. The increase of $12.3 million in premiums earned in 2001 is a result of our increasing investment in the ESG Direct segment in both Asia and Continental Europe.

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

Net Investment Income

Net investment income on our invested assets constituted approximately 7.6%, 5.2%, and 5.1% of our revenues in 2001, 2000 and 1999, respectively. As of December 31, 2001, our cash and invested assets totaled approximately $154.9 million, compared with cash and invested assets of approximately $212.2 million as of December 31, 2000. This decrease in our cash and invested assets is primarily due to negative operating cash flows and developing the ESG Direct infrastructure. Net investment income decreased by approximately $0.7 million from approximately $12.9 million in 2000 to approximately $12.2 million in 2001.

We do not maintain separate balance sheet data for our operating segments. Accordingly we do not review and evaluate the financial results of the operating segments based upon balance sheet data.

The following table reflects the investment results for the year ended December 31, 2001:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains (Losses)
	U.S dollars in thousands
Investments	$164,323	$10,911	6.6%	$6,489
Other investments	13,705	700	5.1%	(12,200)
Cash and cash equivalents	12,226	566	4.6%	—
Total	$190,254	$12,177	6.4%	$(5,711)

(1)	Net investment income is net of investment–related expenses and income on premium receivable and funds held by ceding companies.

The following table reflects the investment results for the year ended December 31, 2000:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains (Losses)
	U.S dollars in thousands
Investments	$175,641	$11,523	6.6%	$(2,538)
Other investments	13,794	434	3.1%	—
Cash and cash equivalents	23,430	967	4.1%	—
Total	$212,865	$12,924	6.1%	$(2,538)

(1)	Net investment income is net of investment–related expenses and income on premium receivable and funds held by ceding companies.

At December 31, 2001 and 2000, we had invested approximately $1.7 million and $12.7 million, respectively, primarily into companies with whom we have operating relationships. In addition, we have outstanding loans of approximately $4.5 million and $5.0 million with one of these related enterprises as of December 31, 2001 and 2000, respectively.

The Audit Committee of our Board of Directors reviews our investment policies and arrangements to ensure that they are consistent with our overall goals, strategies and objectives. Overall investment guidelines have been approved by the Audit Committee to ensure appropriate levels of portfolio liquidity, credit quality, diversification and volatility. In addition, the Audit Committee will review the portfolio’s exposure to capture any potential violations of investment guidelines.

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

In 2002, we will continue to follow our investment policy and guidelines while seeking to improve long-term value by continuing to invest in selected strategic investments in accordance with our current commitments as set out in Discontinued Operations below. A strategic investment is defined as an investment in a reinsurance–related enterprise, ceding company or distribution channel that is expected to generate or secure additional profitable business for us.

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

The Audit Committee of our Board of Directors periodically reviews our investment policies and arrangements to ensure that they are consistent with our overall goals, strategies and objectives. Overall investment guidelines are approved by the Audit Committee to ensure appropriate levels of portfolio liquidity, credit quality, diversification and volatility. In addition, beginning in 2002, the Audit Committee will review the portfolio’s exposure to capture any potential violations of investment guidelines. The Audit Committee will also review our investment advisory relationship with Head Asset Management LLC in the context of our other banking relationships to determine whether changes should be made to any of these relationships.

Administrative Expenses and Taxes

Total administrative expenses, include personnel costs, professional service fees, interest expense and other expenses.  Other expenses include a restatement of $4.0 million relating to the correction of a mistatement in the foreign currency translation adjustments, as referred to in note 20 of the consolidated financial statements.  Administrative expenses decreased by $7.9 million, or 19.8%, from $39.8 million in 2000 to $31.9 million in 2001.  This decrease is primarily due to a legal reserve of $8.4 million which was established in 2000 for costs associated with resolving disputes in respect of certain contracts. As related legal costs have been incurred in 2001, this reserve has reduced to $6.7 million at December 31, 2001.  Management reviews this reserve for adequacy on a quarterly basis.

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

Foreign currency exchange losses in total were $4.3 million in 2001, compared to $1.3 million in 2000. These losses in 2001 include (i) the effect of $4.0 million restatement to the foreign currency translation adjustments and other expenses, referred to above, and (ii) $0.3 million unrealized losses, incurred on the revaluation of assets and liabilities denominated in foreign currencies for reporting purposes.

Under current Bermuda law, we are not required to pay taxes in Bermuda on either income or capital gains. Provision for income taxes consists of corporate and other applicable income taxes payable in the various jurisdictions in which we conduct our business including, but not limited to, Germany, Ireland, Canada and the United Kingdom. We have a tax credit of $1.3 million resulting from the recognition of a tax asset on the books of ESG Reinsurance Ireland Ltd., our principal underwriting entity. This is in relation to the expected use of carry forward losses in offsetting future taxable profits. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. During 2001, a valuation allowance of $11.4 million to reduce the deferred tax asset was recorded in accordance with the provisions of SFAS109. The valuation allowance is necessary because of uncertainty regarding the realizability of certain net operating loss carryforwards. We have loss carryforwards of $57.0 million available to offset future foreign taxable income. Such tax loss carryforwards do not have an expiration date.

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

In November 2001, we committed to make an additional capital infusion in 4Sigma of $1.8 million, in increments of $100,000 as funds are needed by 4Sigma, in exchange for 1.8 million shares of Series E preferred stock. As at December 31, 2001 we had invested $0.3 million of this commitment. Mr. Head has also committed to invest an additional $1.2 million in cash in 4Sigma on these same terms and conditions. We evaluate our investment in 4Sigma periodically.

On December 31, 2001, we wrote off the Series A preferred stock representing our initial $8.0 million investment in 4Sigma. For a further discussion of our investment in 4Sigma, see Note 11 to our 2001 Consolidated Audited Financial Statements.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

We have restated all information for 2000 to conform to our new segment structure.

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

Total premiums managed for 2000 consisted of the following:

•               New Business—approximately $130.5 million, or 51.2%, of total premiums managed was generated from new business.

•               Renewal Business—approximately $124.5 million, or 48.8%, of total premiums managed was generated from renewal business.

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

Gross written premiums on accident business declined 27.6% to $48.1 million for the year ended December 31, 2000, in line with our selectivity on writing new and renewal business. Adverse claims development, particularly on our Norwegian portfolio, contributed to the increase in the loss and acquisition expense ratio from 99.7% in 1999 to 128.9% in 2000.

Poor underwriting results across the two major lines of business contributed to the increase in our loss and acquisition ratio from 106.5% in 1999 to 113.7% in 2000. The 2000 results are comprised of three underwriting years, with the 2000 underwriting year contributing earned premium of $106.5 million, carrying a loss and acquisition ratio of 104.1%. The 1999 underwriting year contributed $117.8 million of earned premium with a loss and acquisition ratio of 105.4%. The 1998 underwriting year contributed $3.7 million to net earned premium with $17.1 million of loss and acquisition expense attached.

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

Net Investment Income

Net investment income decreased by $0.6 million from $13.5 million in 1999 to $12.9 million in 2000.

The following table reflects the investment results for the year ended December 31, 2000:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Losses
	U.S dollars in thousands

Investments	$175,641	$11,523	6.6%	$(2,538)
Other investments	13,794	434	3.1%	—
Cash and cash equivalents	23,430	967	4.1%	—
Total	$212,865	$12,924	6.1%	$(2,538)

(1)	Net investment income is net of investment–related expenses and income on premium receivable and funds held by ceding companies.

Our investment portfolio in 2000 was reduced, in part, as a result of the share buy back, and our investment results were negatively impacted by realized losses from the sale of bonds that fell outside our investment guidelines following their respective downgrade.

The following table reflects the investment results for the year ended December 31, 1999:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Losses
	U.S dollars in thousands

Investments	$197,781	$11,528	5.8%	$(1,960)
Other investments	10,931	495	4.5%	(14)
Cash and cash equivalents	26,889	1,492	5.5%	—
Total	$235,601	$13,515	5.7%	$(1,974)

Net investment income is net of investment–related expenses and income on premium receivable and funds held by ceding companies.

(1)	Other investments include $7.8 million of equity investment and loans provided to three companies that we expect will generate or secure profitable reinsurance business for us.

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

Foreign exchange losses were $1.3 million in 2000 compared to foreign exchange losses of $11 thousand for 1999. These gains or losses are primarily unrealized and were incurred on the revaluation of assets and liabilities denominated in foreign currencies for reporting purposes. As we maintain a partial natural hedge, whereby foreign currency assets are held in the same currencies in which it must pay liabilities, the impact on cash flows from foreign exchange movements is reduced.

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

Shareholders’ equity as of December 31, 2001 was $95.1 million, compared to $113.6 million at December 31, 2000. The major factor causing the reduction in shareholders’ equity in 2001 was our net operating loss. Book value per common share declined to $8.03 as of December 31, 2001 from $9.64 as of December 31, 2000.

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

As of December 31, 2001, we had the following material commitments for operating leases, other commitments (4Sigma) and employment contracts:

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

Cautionary Statement Regarding Forward–Looking Statements

Certain statements and information included in this Form 10-K constitute “forward–looking statements” within the meaning of the Private Litigation Reform Act of 1995. These statements express our intentions, strategies, or predictions for the future. In addition, from time to time, we may make forward–looking statements, orally or in writing. Forward–looking statements in this Form 10-K include, among others, statements regarding:

•	the ongoing adequacy of our loss reserves;

•	our continuing ability to increase premium rates and strengthen terms of trade in the North and Latin American markets without major loss of business;

•	the anticipated growth in ESG Direct segment in Asia and Europe; and

•	the impact of rate increases on premiums written over the 2001 underwriting year.

These forward–looking statements involve known and unknown risks and uncertainties that may cause actual results to be materially different from the results expressed or implied by the forward–looking statements. These factors include, among other things:

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

We undertake no obligation to update any forward–looking statement, whether as a result of new information, future events or otherwise. All subsequent, written and oral, forward–looking statements attributable to ESG or persons acting on our behalf are qualified by the cautionary statements in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ESG RE LIMITED

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2001	2000
	As Restated See Note 20
	U.S. dollars in thousands except share data
ASSETS
Investments available for sale, at fair value (cost: $146,369 and $166,513)	$144,844	$168,478
Cash and cash equivalents	3,915	26,032
Other investments	6,172	17,736
Total investments and cash	154,931	212,246
Accrued investment income	2,028	3,240
Management fees receivable	296	713
Reinsurance balances receivable	190,526	241,587
Reinsurance recoverable on incurred losses	28,630	15,633
Funds held by ceding companies	24,629	18,432
Prepaid reinsurance premiums	1,523	5,432
Deferred acquisition costs	40,308	46,611
Receivable for securities sold	2,318	—
Deferred tax asset	1,339	—
Other assets	7,277	6,281
Cash and cash equivalents held in a fiduciary capacity	1,724	4,619
TOTAL ASSETS	$455,529	$554,794

LIABILITIES
Unpaid losses and loss expenses	$146,383	$179,614
Unearned premiums	104,395	148,124
Acquisition costs payable	43,110	64,604
Reinsurance balances payable	51,927	30,511
Accrued expenses, accounts payable, and other liabilities ($80 and $85 due to related parties)	12,920	13,756
Fiduciary liabilities	1,724	4,619
Total liabilities	360,459	441,228
Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,831,063 shares issued and outstanding for 2001 and 11,777,086 shares issued and outstanding for 2000	11,831	11,777
Additional paid-in capital	208,221	208,539
Unearned compensation	(333)	(893)
Accumulated other comprehensive income:
Foreign currency translation adjustments	(201)	(5,331)
Unrealized (losses)/gains on securities	(1,525)	1,965
Accumulated other comprehensive income	(1,726)	(3,366)
Retained deficit	(122,923)	(102,491)
Total shareholders’ equity	95,070	113,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$455,529	$554,794

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
	As Restated See Note 20
	U.S. dollars in thousands except share and per share data
REVENUES
Net premiums written	$113,593	$211,886	$313,210
Change in unearned premiums	39,627	24,734	(64,085)
Net premiums earned	153,220	236,620	249,125
Management fee revenue	874	1,846	2,128
Net investment income (includes expenses of $297, $397 and $495 for related parties)	12,177	12,924	13,515
(Loss)/gain on equity investments	(27)	180	(205)
Net realized investment losses	(5,711)	(2,538)	(1,974)
	160,533	249,032	262,589

EXPENSES
Losses and loss expenses	$104,566	$187,241	$199,031
Acquisition costs	45,840	78,566	66,296
Personnel costs	11,891	13,085	8,993
Professional service fees	6,899	10,268	8,166
Other expenses	13,108	16,490	8,510
	182,304	305,650	290,996

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	$(21,771)	$(56,618)	$(28,407)
Income tax benefit/(charge)	1,339	—	(815)
LOSS FROM CONTINUING OPERATIONS	(20,432)	(56,618)	(29,222)
Net loss from discontinued operations	—	(5,178)	(12,772)
NET LOSS	$(20,432)	$(61,796)	$(41,994)

PER SHARE DATA
Basic net loss per share from continuing operations	$(1.73)	$(4.79)	$(2.20)
Diluted net loss per share from continuing operations	$(1.73)	$(4.79)	$(2.20)

Basic net loss per share	$(1.73)	$(5.23)	$(3.17)
Diluted net loss per share	$(1.73)	$(5.23)	$(3.17)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
Basic	11,795,034	11,809,000	13,260,214
Diluted	11,795,034	11,809,000	13,260,214

Dividends declared per share	$0.00	$0.24	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2001	2000	1999
	As Restated See Note 20
	U.S. dollars in thousands except share data
COMMON SHARES (shares outstanding)
Balance at January 1	11,777,086	11,598,799	13,923,799
Shares retired during year	(62,973)	(393,134)	(2,334,000)
Issuance of shares to employees	116,950	571,421	9,000
Balance at December 31	11,831,063	11,777,086	11,598,799
COMMON SHARES (PAR VALUE)
Balance at January 1	$11,777	$11,599	$13,924
Shares retired during year	(63)	(393)	(2,334)
Issuance of shares to employees	117	571	9
Balance at December 31	11,831	11,777	11,599
ADDITIONAL PAID-IN CAPITAL
Balance at January 1	208,539	211,225	226,216
Shares retired during year	(430)	(1,643)	(14,195)
Directors’ fees taken as stock options	62	173	232
Dividends	—	(2,859)	(1,072)
Issuance of shares to employees	50	1,643	44
Balance at December 31	208,221	208,539	211,225
UNEARNED COMPENSATION
Balance at January 1	$(893)	$—	$—
Net decrease/(increase) during year	560	(893)
Balance at December 31	$(333)	$(893)	$—
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at January 1	(3,366)	(5,314)	60
Foreign currency translation adjustments, net of tax	5,130	(3,629)	(1,128)
Unrealized (losses)/gains on securities, net of tax	(3,490)	5,577	(4,246)
Balance at December 31	(1,726)	(3,366)	(5,314)

RETAINED (DEFICIT)/EARNINGS
Balance at January 1	(102,491)	(40,695)	4,641
Net loss	(20,432)	(61,796)	(41,994)
Dividends	—	—	(3,342)
Balance at December 31	(122,923)	(102,491)	(40,695)
TOTAL SHAREHOLDERS’ EQUITY	$95,070	$113,566	$176,815

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	As Restated See Note 20
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,432)	$(61,796)	$(41,994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,761	1,642	1,773
Realized investment losses	5,738	2,805	1,974
Amortization of premiums and discounts	—	—	89
Bad debt provisions	—	740	3,416
Non-cash compensation expenses	428	1,506	285
Unrealized foreign exchange gains/losses	3,992	—	—
Changes in assets and liabilities:
Accrued investment income	1,212	127	262
Management fees receivable	417	590	1,861
Reinsurance balances receivable	51,061	34,525	(107,838)
Reinsurance recoverable on incurred losses	(12,997)	(4,171)	(8,701)
Funds held by ceding companies	(6,197)	(2,891)	(11,949)
Prepaid reinsurance premiums	3,909	3,676	(6,832)
Deferred acquisition costs	6,303	11,196	(20,182)
Deferred tax asset	(1,339)	—	843
Unpaid losses and loss expenses	(33,232)	42,679	92,556
Unearned premiums	(43,729)	(33,003)	69,243
Acquisition costs payable	(21,494)	(8,451)	27,568
Reinsurance balances payable	21,416	4,485	18,911
Accrued expenses and accounts payable	(548)	5,634	2,195
Other assets and liabilities	1,246	(816)	(1,329)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(42,485)	$(1,523)	$22,151

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of investments acquired—available for sale	$(296,302)	$(209,647)	$(301,290)
Proceeds from sale of investments—available for sale	318,705	223,084	325,129
Change in short-term investments	—	—	—
Purchases of fixed assets	(2,630)	(1,314)	(2,686)
Purchases of intangible assets	—	—	(958)
Funding of other investments	595	(7,940)	(10,067)
NET CASH PROVIDED BY INVESTING ACTIVITIES	$20,368	$4,183	$10,128

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common shares	—	(2,036)	(16,529)
Dividends paid	—	(2,870)	(4,414)
NET CASH USED IN FINANCING ACTIVITIES	$—	$(4,906)	$(20,943)

Net (decrease) increase in cash	(22,117)	(2,246)	11,336
Cash and cash equivalents at January 1	26,032	28,278	16,942
Cash and cash equivalents at December 31	$3,915	$26,032	$28,278

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Interest paid	$—	$—	$17
Income taxes paid	$65	$87	$496

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2001	2000	1999
	As Restated See Note 20
	U.S. dollars in thousands
Net loss	$(20,432)	$(61,796)	$(41,994)
Other Comprehensive income, net of tax:
Foreign currency translation adjustments	5,130	(3,629)	(1,128)
Unrealized (losses)/gains on securities (net of tax of $— , $160 and $—)	(3,490)	3,039	(6,220)
Less reclassification adjustment for losses/(gains) included in net income	—	2,538	1,974
Other comprehensive income/(loss)	1,640	1,948	(5,374)
Comprehensive loss	$(18,792)	$(59,848)	$(47,368)

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our significant accounting policies include the following:

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

(G)           INCOME TAXES

                We and our subsidiaries file income tax returns as required by the laws of each country in which it has operations. We account for income tax expenses and liabilities under the asset and liability method in accordance with Statement of Financial Accounting Standards Board (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income taxes arise from the recognition of temporary differences between income reported for financial statement purposes and income for income tax purposes. These deferred taxes are measured by applying currently enacted tax rates. In addition, SFAS No. 109 requires the recognition of future benefits, such as for net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

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

(J)            STOCK-BASED COMPENSATION

                SFAS No. 123, “Accounting for Stock-Based Compensation” defines a fair value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method for all employee awards granted. Companies are permitted to account for such transactions under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” but must disclose in a note to the financial statements, pro forma net income and earnings per share as if SFAS No. 123 had been applied. We account for stock–based compensation under APB No. 25 and provides the fair value method disclosures required by SFAS No. 123.

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

 4.            OTHER INVESTMENTS

                Other investments represents equity investments in, and loans to, reinsurance–related enterprises, ceding companies or distribution channels that are expected to generate or secure additional profitable business for us. The loans bear interest at rates between 6% and 9% and are repayable between one and five years. There was a write-down in our investment in 4Sigma Limited of $8 million in 2001, leaving a net written down value of $1.2 million as at December 31, 2001.

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

                 The negative prior year movement in incurred losses is as a result of a reduction in estimated loss reserves arising from write–downs in estimated written premiums of $105 million in 2001, with an equivalent reduction in net earned premiums of $30.3 million.

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

                The actual income tax expense attributable to income for the three years in the period ended December 31, 2001 differed from the amount computed by applying the combined effective rate of 0% under Bermuda law for 2001 and 1999 to income before income taxes, as a result of the following:

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands

Computed “expected tax expense”	$—	$—	$—
Tax effect of foreign taxes	(1,339)	—	815
Total income tax expense (benefit)	$(1,339)	$—	$815

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

 10.         EARNINGS PER SHARE

                The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations:

Year Ended December 31, 2001
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
U.S. dollars in thousands except share and per share data

BASIC EARNINGS PER SHARE
Net loss allocable to common shareholders (as restated)	$(20,432)	11,795,034	$(1.73)
Effect of dilutive securities:
Class A warrants	—	—	—
Class B warrants	—	—	—
Director and employee options	—	—	—
Employee share grant	—	—	—
Repurchase of common shares	—	—	—
DILUTED EARNINGS PER SHARE
Net loss allocable to common shareholders (as restated)	$(20,432)	11,795,034	$(1.73)

Year Ended December 31, 2000
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
U.S. dollars in thousands except share and per share data

BASIC EARNINGS PER SHARE
Net loss allocable to common shareholders	$(61,796)	11,809,000	$(5.23)
Effect of dilutive securities:
Class A warrants	—	—	—
Class B warrants	—	—	—
Director and employee options	—	—	—
Employee share grant	—	—	—
Repurchase of common shares	—	—	—
DILUTED EARNINGS PER SHARE
Net loss allocable to common shareholders	$(61,796)	11,809,000	$(5.23)

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

In November 2001, we committed to make an additional capital infusion in 4Sigma of $1.8 million, as funds are needed by 4Sigma, in exchange for 1.8 million shares of Series E preferred stock. As at December 31, 2001 we had invested $0.3 million of this commitment.

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

(D)          PENSION OBLIGATIONS

                Certain subsidiaries of ours are obligated to make defined contributions to pension plans for their employees.  As of December 31, 2001 and 2000, there were outstanding liabilities for pension contributions of $294 thousand and $568 thousand respectively.  Pension contribution expenses were $760 thousand, $732 thousand, and $590 thousand, for the years ended December 31, 2001, 2000, and 1999, respectively.

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

                In November 2001, we committed to make an additional capital infusion in 4Sigma of $1.8 million, in increments of $100,000 as funds are needed by 4Sigma, in exchange for 1.8 million shares of Series E preferred stock.  As at December 31, 2001 we had invested $0.3 million of this commitment. Mr. Head has also committed to invest an additional $1.2 million in cash in 4Sigma on these same terms and conditions. We evaluate our investment in 4Sigma periodically.

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

14.          STOCK–BASED COMPENSATION

(A)          EMPLOYEE STOCK OPTION PLAN

                We have adopted the 1997 Stock Option Plan (the “Stock Option Plan”) under which our employees and employees of our subsidiaries are eligible to participate. The Stock Option Plan is administered by the Compensation Committee of our Board of Directors. Subject to the provisions of the Stock Option Plan, the Board of Directors has sole discretionary authority to interpret the Stock Option Plan and to determine the terms and conditions of the awards. The Stock Option Plan was approved by shareholders in December 1997.

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

(B)           DIRECTORS’ STOCK OPTION PLAN

                We have adopted the ESG Re Limited Non-Management Directors’ Compensation and Option Plan (the “Directors’ Plan”), under which non-management directors are compensated for their service on the Board. Each non-management director receives fees for services as a member of the Board of Directors and its committees, in amounts determined by the Board of Directors, to be paid in a combination of cash and common shares, as determined by the Board. A Director may elect to receive all or a portion of such fees in the form of options to purchase common shares equal to two times the fees that would otherwise be payable. A director may also elect to defer receipt of the fees, and if so deferred, will receive deferred compensation indexed to the greater of (i) the total return on the common shares; or (ii) the one-year U.S. Treasury bill rate. If a director does not elect the payment in options or deferred compensation alternatives, the fees will be paid in a combination of cash and shares as determined by the Board. Shares granted under the Directors’ Plan will not be transferable for six months after receipt. We have reserved 1,000,000 common shares for issuance under the Directors’ Plan. The Directors’ Plan was approved by shareholders in December 1997.

                To date all non-management directors have elected to receive their fees as options to purchase shares. Options granted under the Directors’ Plan vest 100% at the date of grant. All options are exercisable at fair market value of the stock at the date of grant and expire 10 years after the date of grant. As of December 31, 2001, options to purchase a total of 754,428 shares of common stock had been granted, net of forfeitures, of which options for 754,428 shares were vested and exercisable, and no shares had been issued upon exercise. As of December 31, 2000, options to purchase a total of 622,128 shares of common stock had been granted, net of forfeitures, of which options for 622,128 shares were vested and exercisable, and no shares had been issued upon exercise.

                Compensation expense related to these grants of $62 thousand, $173 thousand and $232 thousand were recognized for the years ending December 31, 2001, 2000 and 1999, respectively.

                A summary of the status of our outstanding stock options under both plans as of December 31, 2001, 2000 and 1999 is presented below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	1,680,328	$9.33	1,440,503	$15.20	815,428	$21.90
Granted	1,239,096	$2.40	858,700	$5.07	1,033,500	$11.68
Exercised	(166,139)	$2.62	—	—	—	—
Forfeited	(437,876)	$15.02	(618,875)	$17.08	(408,425)	$19.66
Outstanding at December 31	2,315,409	$6.47	1,680,328	$9.33	1,440,503	$15.20
Options exercisable at December 31	1,411,403	$8.70	1,302,076	$9.89	1,005,378	$13.54
Average fair value of options granted during the year		$0.74		$2.95		$0.88

                The fair value of each option grant was estimated using the Black/Scholes option pricing model with the following assumptions: (i) dividend yield of 0.0%; (ii) expected volatility of 28.1%; (iii) risk-free rate of 4.5%; and (iv) expected life of 4.7 years.

                We apply APB Opinion 25 and Related Interpretations in accounting for stock based compensation. Had the compensation expense for our stock–based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS No. 123, our net loss and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands, except share and per share data

Net loss
As reported (basic and diluted) (as restated)	$(20,432)	$(61,796)	$(41,994)
Pro forma (as restated)	(21,851)	(63,224)	(42,311)
Net loss per share
As reported (basic and diluted) (as restated)	$(1.73)	$(5.23)	$(3.17)
Pro forma (as restated)	$(1.85)	$(5.35)	$(3.19)

                The weighted average remaining contractual life of options outstanding at December 31, 2001, is presented below:

Range	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Life

$0.00 to $2.65	971,437	262,307	9.6 years
$2.66 to $5.30	255,082	228,082	8.6 years
$5.31 to $7.95	705,412	543,936	7.6 years
$7.96 to $10.60	0	0	0.0 years
$10.61 to $13.25	0	0	0.0 years
$13.26 to $15.90	4,000	3,000	6.8 years
$15.91 to $18.55	160,050	155,650	7.1 years
$18.56 to $21.20	104,714	104,714	5.8 years
$21.21 to $23.85	0	0	0.0 years
$23.86 to $26.50	114,714	113,714	6.3 years

 (C)          RESTRICTED STOCK AWARD PLAN

                On February 25, 2000, the Board of Directors approved the 2000 Restricted Stock Plan (the “RSA Plan”). The purpose of the RSA Plan is to promote the interests of the Company and its shareholders by (i) enhancing our ability and our affiliates’ ability to attract and retain qualified individuals upon whom, in large measure, our progress, growth and profitability depend and (ii) providing an incentive to these individuals to encourage them to contribute to our future success and prosperity by enabling such individuals to participate in the long-term growth and financial success of the Company through stock ownership. This is a broad–based plan under which grants can be made to employees at most levels. The Compensation Committee has discretionary authority to interpret the RSA Plan and to determine the terms of any awards, when, if and to whom awards are granted, and the number of common shares covered by each award. An S-8 Registration Statement was filed and effective on March 13, 2000 covering this Plan.

                Upon issuance of restricted shares, unearned compensation is charged to shareholders’ equity for the cost of the restricted stock and is amortized to expense over the vesting period. The amount of earned compensation recognized as expense with respect to restricted stock awards was $0.6 million and $1.1 million for 2001 and 2000, respectively. No expense was recognized in 1999.

Restricted Stock Awards	2001	2000

Shares Outstanding at January 1	420,450	0
Total Shares Granted	40,000	616,400
Shares Forfeited	62,950	50,500
Shares Released upon Vesting	140,400	145,450
Shares Outstanding & Subject to Forfeiture	257,100	420,450
Shares Remaining available for Grant	1,457,050	1,434,100

15.          RELATED PARTIES

                In 1997, we entered into several agreements with Head Asset Management L.L.C. (“Head Asset Management”), an affiliate of Head & Company L.L.C. (“Head Company”), relating to the provision of investment management services. The Chairman of our Board of Directors and Chief Executive Officer is a Managing Member of Head Company. Under these agreements, which we amended July 1, 2000, and which are subject to our investment guidelines and other restrictions, we will pay Head Asset Management a fee equal to the sum of (i) 0.20% per annum of the first $150 million of assets under management, and (ii) 0.15% per annum of assets under management in excess of $150 million. We incurred expenses of $297 thousand, $397 thousand and $495 thousand under this agreement for the years ended December 31, 2001, 2000 and 1999, respectively.

16.          SEGMENT INFORMATION

                SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that an enterprise disclose information about its operating segments. During 2001, our operations consisted of two segments—ESG

Reinsurance and ESG Direct. ESG Reinsurance, provides medical, personal accident, credit, life, disability, and special risks reinsurance to insurers and selected reinsurers. ESG Direct provides direct marketing services, expertise in the development of reinsurance and insurance products, and supporting technology to financial institutions in Asia, Europe and Australia. Management monitors and evaluates the financial performance of each segment based on their underwriting profit or loss. The accounting policies for each of the operating segments are the same as those described in Note 2 Summary of Significant Accounting Policies.

                We do not maintain separate balance sheet data for our operating segments. Accordingly we do not review and evaluate the financial results of the operating segments based upon balance sheet data.

                The following tables provide summary financial information by our lines of business of the reinsurance segment.

	Year Ended December 31, 2001
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands

Gross premiums written	$104,376	$10,424	$(5,865)	$(1,293)	$2,116	$109,758
Net premiums written	88,899	5,850	(5,548)	(2,307)	2,086	88,980
Net premiums earned	101,985	33,054	(3,591)	1,187	2,475	135,110
Losses and loss expenses	(66,008)	(36,598)	3,687	284	(3,410)	(102,045)
Acquisition costs	(28,769)	(6,747)	289	(642)	936	(34,933)
Operating costs (as restated)	(21,054)	(2,893)	(71)	(354)	(454)	(24,826)
Net underwriting (loss)/income	$(13,846)	$(13,184)	$314	$475	$(453)	$(26,694)

	Year Ended December 31,2000
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands

Gross premiums written	$173,919	$48,125	$3,405	$8,977	$4,535	$238,961
Net premiums written	148,285	43,014	3,162	7,845	3,565	205,871
Net premiums earned	161,772	51,771	6,588	6,127	4,513	230,771
Losses and loss expenses	(124,119)	(51,153)	(2,344)	(5,291)	(3,081)	185,988
Acquisition costs	(53,471)	(15,594)	(3,527)	(1,622)	(2,106)	(76,320)
Operating costs	(24,628)	(6,712)	(844)	(1,044)	(926)	(34,154)

Net underwriting (loss)/income	$(40,446)	$(21,688)	$(127)	$(1,830)	$(1,600)	$(65,691)

	Year Ended December 31, 1999
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands

Gross premiums written	$251,984	$66,514	$1,851	$6,934	$5,717	$333,000
Net premiums written	240,314	61,549	714	5,550	5,083	313,210
Net premiums earned	188,016	42,443	3,933	9,593	5,140	249,125
Losses and loss expenses	(153,894)	(33,001)	(2,424)	(8,015)	(1,697)	(199,031)
Acquisition costs	(52,940)	(9,287)	(795)	(1,516)	(1,758)	(66,296)
Operating costs	(16,503)	(4,393)	(421)	(976)	(550)	(22,843)
Net underwriting (loss)/income	$(35,321)	$(4,238)	$293	$(914)	$1,135	$(39,045)

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

19.          UNAUDITED QUARTERLY FINANCIAL DATA

2001 Operating Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				As Restated
	U.S. dollars in thousands except per share data
Net Premiums written	$37,193	$29,672	$8,898	$37,830
Net Premiums earned	40,309	40,482	27,232	45,197
Management fee revenue	230	190	(132)	586
Net investment income	3,408	3,326	2,512	2,931
Losses and loss expenses	29,985	26,238	14,762	33,581
Acquisition costs	11,934	13,070	8,561	12,275
Underwriting (loss)/profit	(1,610)	1,174	3,909	(659)
(Loss)/income from continuing operations before tax	(3,943)	(5,915)	97	(12,010)
Net (loss)/income	(3,943)	(5,915)	97	(10,671)
Earnings per common share:
Basic net (loss)/income from continuing operations per share	(0.33)	(0.50)	0.01	(0.90)
Diluted net (loss)/income per share	(0.33)	(0.50)	0.01	(0.90)
Weighted average shares outstanding (000’s):
Basic	11,783	11,788	11,788	11,809
Diluted	11,783	11,788	11,788	11,809

2000 Operating Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	U.S. dollars in thousands except per share data

Net Premiums written	$104,479	$44,675	$16,010	$46,722
Net Premiums earned	57,811	76,446	39,756	62,607
Management fee revenue	362	594	224	667
Net investment income	2,926	3,165	3,600	3,233
Losses and loss expenses	45,229	54,689	44,477	42,846
Acquisition costs	14,679	23,444	18,264	22,179
Underwriting loss	(2,097)	(1,687)	(22,985)	(2,417)
Net loss from continuing operations	(7,306)	(6,313)	(35,048)	(7,951)
(Loss)/income from discontinued operations	(2,920)	(3,008)	750	—
Net loss	(10,226)	(9,321)	(34,298)	(7,951)
Earnings per common share:
Basic net loss from continuing operations per share	(0.63)	(0.53)	(2.97)	(0.67)
Diluted net loss from continuing operations per share	(0.88)	(0.79)	(2.90)	(0.67)
Weighted average shares outstanding (000’s):
Basic	11,576	11,837	11,817	11,822
Diluted	11,576	11,837	11,817	11,822

20.          RESTATEMENT OF FINANCIAL STATEMENTS

During the second quarter of 2002, subsequent to the issue of the financial statements, ESG determined that foreign currency translation adjustments, included in accumulated other comprehensive income and other expenses, had been misstated by $3,992 thousand due to an error in the internal system that consolidates the financial results of ESG subsidiaries with functional currencies other than U.S. dollars.  To correct this error, ESG is restating its financial statements for the fiscal year December 31, 2001 in order to reflect a fourth quarter adjustment to foreign currency translation adjustments, included in accumulated other comprehensive income, other expenses, and consolidated statements of changes in shareholders’ equity, of $3,992 thousand.  The adjustment and restatement has had the following impact on our consolidated statement of operations and consolidated balance sheet for the year ended December 31, 2001:

December 31, 2001
	As Restated		As Previously Reported
Other expenses	$13,108 thousand		$9,116 thousand
Loss from continuing operations before taxes	$21,771 thousand		$17,779 thousand
Loss from continuing operations and net loss	$20,432 thousand		$16,440 thousand
Net loss per share	$1.73 per share		$1.39 per share
Foreign currency translation adjustments, in accumulated other comprehensive income	$(201 thousand	)	$(4,193 thousand	)
Foreign currency translation adjustments, in consolidated statements of comprehensive income	$5,130 thousand		$1,138 thousand
Retained deficit	$122,923 thousand		$118,931 thousand

ESG RE LIMITED

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of ESG Re Limited

We have audited the accompanying consolidated balance sheets of ESG Re Limited and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2001. Our audits also included the financial statements schedules listed in the index at Item 14.  These financial statements and financial statements schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statements schedules when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly in all material respects the information set forth therein.

The consolidated financial statements and financial statements schedules, as of December 31, 2001, reflect the restatement of foreign currency translation adjustments included in accumulated other comprehensive income, and of other expenses included in net loss for the period.  The effect of the restatement is set out in note 20 to the financial statements.

DELOITTE & TOUCHE

Chartered Accountants

Dublin, Ireland

March 29, 2002

August 19, 2002 (as to Note 20)

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Schedules, other than those listed, are omitted from this filing because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

ITEM 14.    SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEET

(U.S. dollars in thousands except share and per share data)

	December 31, 2001	December 31, 2000
	As Restated Note 1
ASSETS
Investments — available for sale, at fair value (cost: $5,661 and $7,909)	$5,592	$7,762
Cash and cash equivalents	851	239
Investments in subsidiaries, at equity in the underlying net assets	87,088	85,541
Other investments	4,831	16,310
Total investments and cash	98,362	109,852

Accrued investment income	57	564
Intangible assets	—	1,355
Due from affiliates	—	2,438
Other assets	1,226	146

TOTAL ASSETS	$99,645	$114,355

LIABILITIES
Due to affiliates	2,854	—

Other liabilities	1,721	789
Total liabilities	4,575	789

SHAREHOLDERS’ EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,831,063 shares issued and outstanding for 2001 and 11,777,086 shares issued and outstanding for 2000	11,831	11,777
Additional paid-in capital	208,221	208,539
Unearned compensation	(333)	(893)
Accumulated other comprehensive income:
Foreign currency translation adjustments	(201)	(5,331)
Unrealized gains on securities, net of tax	(1,525)	1,965

Accumulated other comprehensive income	(1,726)	(3,366)

Retained (deficit)	(122,923)	(102,491)
Total shareholders’ equity	95,070	113,566

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,645	$114,355

CONDENSED STATEMENT OF OPERATIONS

(U.S. dollars in thousands)

	For Years Ended December 31,
	2001	2000	1999
	As Restated Note 1
REVENUES
Net investment income	724	1,097	3,978
Gain/(loss) on equity investments	(2,682)	181	(205)
Net realized investment gain/(loss)	(12,274)	(938)	(526)
Equity in undistributed change in retained earnings of subsidiaries	5,244	—	—
	(8,988)	340	3,247
EXPENSES
Other expenses	11,444	12,951	20,919
Equity in undistributed change in retained earnings of subsidiaries	—	49,185	24,322
INCOME (LOSS) BEFORE TAXES	(20,432)	(61,796)	(41,994)
Income tax expense	—	—	—
NET INCOME (LOSS)	$(20,432)	$(61,796)	$(41,994)

ESG RE LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

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

ESG RE LIMITED

SCHEDULE IV — REINSURANCE

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

ESG RE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

1.             RESTATEMENT OF FINANCIAL STATEMENTS

During the second quarter of 2002, subsequent to the issue of the financial statements, ESG determined that foreign currency translation adjustments, included in other comprehensive income and other expenses, had been misstated by $3,992 thousand due to an error in the internal system that consolidates the financial results of ESG subsidiaries with functional currencies other than U.S. dollars.  To correct this error, ESG is restating its financial statements for the fiscal year December 31, 2001 in order to reflect a fourth quarter adjustment to foreign currency translation adjustments, included in accumulated other comprehensive income and other expenses, of  $3,992 thousand.  The adjustment and restatement has had the following impact on our condensed balance sheet and statement of operations for the year ended December 31, 2001.

December 31, 2001
	As Restated		As Previously Reported
Other expenses	$11,444 thousand		$7,452 thousand
Loss before taxes	$20,432 thousand		$16,440 thousand
Net loss	$20,432 thousand		$16,440 thousand
Foreign currency translation adjustments, in accumulated other comprehensive income	$(201 thousand	)	$(4,193 thousand	)
Retained (deficit)	$(122,923 thousand	)	$(118,931 thousand	)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated:  August 22, 2002

ESG Re Limited

BY:	/s/ Joe A. Quinn	.
Name: Joe A. Quinn
Title: Senior Financial Officer