Form 10-Q/A
period 2002-03-31
ESG RE LTD
filed 2002-08-22
CIK 1049624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO.1

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

EXPLANATORY STATEMENT:

This amendment on Form 10-Q/A amends Item 1 of Part I of the Quarterly Report for ESG Re Limited (the “Company”) on Form 10Q previously filed for the quarter ended March 31, 2002.  This Quarterly Report on Form 10-Q is filed in connection with the Company’s restatement of its financial statements for the year ended December 31, 2001.  The adjustment and restatement has had the following impact on our consolidated statement of operations and consolidated balance sheet, for the year ended December 31, 2001:

•                  Net loss has increased from $16,440 thousand, to $20,432 thousand

•                  Other expenses have increased from $9,116 thousand to $13,108 thousand

•                  Net loss per share has increased from $1.39 to $1.73 per share

•                  Foreign currency translation adjustments, included in accumulated other comprehensive income, has changed from $4,193 thousand to $201 thousand

•                  Foreign currency translation adjustment, in consolidated statements of comprehensive income has changed from $1,138 thousand to $5,130 thousand

The adjustment and restatement has had the following impact on our condensed consolidated balance sheet for March 31, 2002:

•                  Foreign currency translation adjustments has changed to $57 thousand from $(3,935) thousand

•                  The balance in our retained deficit account will increase from $124,460 to $128,452 thousand

No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of restatement.

TABLE OF CONTENTS

ITEM
PART I

Item 1.	Financial Statements and Supplementary Data

PART II

Item 6.	Awareness Letter of Deloitte & Touche

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ESG RE LIMITED

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands except share and per share data)

	(Restated) March 31, 2002	(Restated) December 31, 2001
ASSETS	(Unaudited)
Investments available for sale, at fair value (cost: $133,665 and $146,369)	$132,126	$144,844
Cash and cash equivalents	4,641	3,915
Other investments	6,689	6,172
Total investments and cash	143,456	154,931
Accrued investment income	1,940	2,028
Management fees receivable	470	296
Reinsurance balances receivable	188,646	190,526
Reinsurance recoverable on incurred losses	33,045	28,630
Funds retained by ceding companies	22,131	24,629
Prepaid reinsurance premiums	1,400	1,523
Deferred acquisition costs	38,074	40,308
Receivable for securities sold	—	2,318
Deferred tax asset	1,349	1,339
Other assets	8,003	7,277
Cash and cash equivalents held in a fiduciary capacity	838	1,724

TOTAL ASSETS	$439,352	$455,529

LIABILITIES
Unpaid losses and loss expenses	$143,613	$146,383
Unearned premiums	94,286	104,395
Acquisition costs payable	44,023	43,110
Reinsurance balances payable	55,377	51,927
Payable for securities purchased	70	—
Accrued expenses, accounts payable, and other liabilities ($85 and $85 due to related parties)	11,298	12,920
Fiduciary liabilities	838	1,724
Total liabilities	349,505	360,459

SHAREHOLDERS’ EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2002 and December 31, 2001	—	—
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding as of March 31, 2002 and December 31, 2001	—	—
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,831,063 shares issued and outstanding as of March 31, 2002 and 11,831,063 shares issued and outstanding as of December 31, 2001	11,831	11,831
Additional paid-in capital	208,221	208,221
Unearned compensation	(271)	(333)
Accumulated other comprehensive income: Foreign currency translation adjustments, net of tax (as restated) (See Note 6)	57	(201)
Unrealized gains on securities, net of tax	(1,539)	(1,525)
Accumulated other comprehensive income	(1,482)	(1,726)
Retained (deficit) (as restated) (See Note 6)	(128,452)	(122,923)
Total shareholders’ equity	89,847	95,070

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$439,352	$455,529

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Operations

(U.S. dollars in thousands except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
REVENUES
Net premiums written	$25,907	$37,193
Change in unearned premiums	9,864	3,116

Net premiums earned	35,771	40,309
Management fee revenue	507	230
Net investment income	1,848	3,408
Loss on equity investments	—	(27)
Net realized investment gains (losses)	(1,077)	748
	37,049	44,668

EXPENSES
Losses and loss expenses	23,157	29,985
Acquisition costs	12,176	11,934
Administrative expenses	7,245	6,692
	42,578	48,611

NET (LOSS) INCOME BEFORE TAXES	(5,529)	(3,943)
Income tax expense	—	—
NET (LOSS) INCOME AFTER TAXES	$(5,529)	$(3,943)

PER SHARE DATA
Basic net loss per share	$(0.47)	$(0.33)

Diluted net loss per share	$(0.47)	$(0.33)
Weighted average shares outstanding
Basic	11,831,068	11,782,500
Diluted	11,831,068	11,782,500

Dividends declared per share	$—	$—

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

STRATEGIC INVESTMENTS

In November 2001, we committed to make an additional capital infusion in 4Sigma of $1.8 million, in increments of $100,000 as funds are needed by 4Sigma, in exchange for 1.8 million shares of Series E preferred stock.  As of March 31, 2002 we had invested $0.8 million of this commitment.

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

6.  PRIOR PERIOD ADJUSTMENT

During the second quarter of 2002, ESG determined that foreign currency translation adjustments, included in accumulated other comprehensive income, had been misstated by $3,992 thousand due to an error in the internal system that consolidates the financial results of ESG subsidiaries with functional currencies other than U.S. dollars.  To correct this error, ESG has restated its financial statements for the fiscal year December 31, 2001 in order to reflect a fourth quarter adjustment to foreign currency translation adjustments of $3,992 thousand.  ESG is also restating its financial statements for the quarter ended March 31, 2002, in order to bring forward the restated balances in foreign currency translation adjustments and in retained deficit.

The effect on shareholders’ equity in ESG’s condensed consolidated balance sheets as of March 31, 2002, and December 31, 2001, is as follows:

	March 31, 2002		December 31, 2001
	As Restated	As Previously Reported	As Restated	As Previously Reported
Foreign currency translation adjustments, net of tax	$57 thousand	$(3,935) thousand	$(201) thousand	$(4,193) thousand
Retained deficit	$128,452 thousand	$124,460 thousand	$122,923 thousand	$118,931 thousand

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ESG Re Limited and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated March 29, 2002, and August 19, 2002 (as to Note 20), we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived, after giving effect to the restatement discussed in the following paragraph.

The condensed consolidated balance sheets as at December 31, 2001 and March 31, 2002 reflect the restatement of foreign currency translation adjustments, included in accumulated other comprehensive income, and of retained deficit.  The effect of this restatement is set out in Note 6 to the unaudited condensed consolidated financial statements.

Deloitte & Touche

Chartered Accountants

Dublin, Ireland

May 15, 2002

August 19, 2002 (as to Note 6)

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESG RE LIMITED

Date: August 22, 2002	/s/ Alasdair P. Davis
Alasdair P. Davis
Chief Executive Officer

Date: August 22, 2002	/s/ Joe A. Quinn
Joe A. Quinn
Senior Financial Officer