Form 10-Q
period 2002-09-30
ESG RE LTD
filed 2003-03-31
CIK 1049624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number 000-23481

ESG RE LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of Incorporation of organization)	(I.R.S. Employer Identification No.)

16 Church Street Hamilton HM11, Bermuda (Address of executive offices, zip code)

(441) 295-2185
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of March 14, 2003 was 11,100,673.

Explanatory Note

We are restating our financial statements for the periods ended September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002 due to the incorrect accounting treatment for a co-reinsurance contract entered into with ACE Capital Re Overseas Ltd.  We have also restated our financial statements for the year ended December 31, 2001 for an error in our Foreign Currency Translation account.  (See notes 5 and 6 to the accompanying Condensed Consolidated Financial Statements).  Accordingly, the results for prior periods as reflected in this Form 10-Q differ from previously filed financial information.

Unless the context requires otherwise, references in this Form 10-Q to “ESG,” “we,” “us,” “our” and “ours” mean ESG Re Limited and the subsidiaries through which it operates.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ESG RE LIMITED

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands except share and per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)	As Restated
ASSETS
Investments available for sale, at fair value (cost: $95,990 and $146,369)	$99,290	$144,844
Cash and cash equivalents	9,998	3,915
Other investments	7,044	6,172
Total investments and cash	116,332	154,931
Accrued investment income	1,464	2,028
Management fees receivable	650	296
Reinsurance balances receivable	181,311	190,526
Reinsurance recoverable on incurred losses	36,874	28,630
Funds retained by ceding companies	29,856	24,629
Prepaid reinsurance premiums	996	1,523
Deferred acquisition costs	39,317	38,886
Receivable for securities sold	0	2,318
Deferred tax asset	1,354	1,339
Other assets	8,339	7,277
Cash and cash equivalents held in a fiduciary capacity	879	1,724

TOTAL ASSETS	$417,372	$454,107

LIABILITIES
Unpaid losses and loss expenses	$165,582	$148,905
Unearned premiums	85,363	100,718
Acquisition costs payable	40,622	42,843
Reinsurance balances payable	41,956	51,927
Fair value of forward exchange contracts	19	—
Accrued expenses, accounts payable, and other liabilities ($54 and $85 due to related parties)	10,425	12,920
Fiduciary liabilities	879	1,724
Total liabilities	344,846	359,037

SHAREHOLDERS’ EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2002 and December 31, 2001	—	—
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding as of September 30, 2002 and December 31, 2001	—	—
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,906,605 shares issued and outstanding as of September 30, 2002 and 11,831,063 shares issued and outstanding as of December 31, 2001	11,907	11,831
Additional paid-in capital	208,430	208,221
Unearned compensation	(288)	(333)
Accumulated other comprehensive income:
Foreign currency translation adjustments, net of tax	(1,434)	(201)
Unrealized gains/(losses) on securities, net of tax	3,300	(1,525)
Accumulated other comprehensive income/(loss)	1,866	(1,726)
Retained deficit	(149,389)	(122,923)
Total shareholders’ equity	72,526	95,070

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$417,372	$454,107

The accompanying notes are an integral part of the condensed consolidated financial statements

ESG RE LIMITED

Condensed Consolidated Statements of Operations

(U.S. dollars in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
		As Restated		As Restated
REVENUES
Net premiums written	$38,170	$8,898	$86,149	$75,763
Change in unearned premiums	(2,841)	19,861	15,786	33,787

Net premiums earned	35,329	28,759	101,935	109,550
Management fee revenue	652	(132)	1,831	288
Net investment income	1,501	2,512	5,462	9,247
Loss on equity investments	—	—	—	(29)
Net realized investment gains/(losses)	459	215	(1,155)	(2,517)
	37,941	31,354	108,073	116,539
EXPENSES
Losses and loss expenses	18,513	15,870	75,987	72,093
Acquisition costs	13,740	8,980	33,397	33,983
Administrative expenses	7,383	6,407	25,155	20,225
	39,636	31,257	134,539	126,301
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	(1,695)	97	(26,466)	(9,762)
Income tax expense	—	—	—	—

NET (LOSS)/INCOME	(1,695)	97	(26,466)	(9,762)
PER SHARE DATA
Basic net (loss)/income per share	(0.14)	0.01	(2.23)	(0.83)
Diluted net (loss)/income	(0.14)	0.01	(2.23)	(0.83)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	11,884,173	11,787,725	11,847,055	11,786,000
Diluted	11,884,173	11,787,725	11,847,055	11,786,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2002	September 30, 2001
		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(42,219)	$(23,982)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity investments acquired — available for sale	(184,612)	(183,557)
Proceeds from sale of fixed maturity investments — available for sale	236,674	189,465
Funding of other investments	(872)	(854)
Purchases of fixed assets	(2,888)	(1,262)
Net cash provided by investing activities	48,302	3,792

Net increase/(decrease) in cash	6,083	(20,190)
Cash and cash equivalents at January 1	3,915	26,032

Cash and cash equivalents at September 30	9,998	5,842
SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH FINANCING TRANSACTION:
Issuance of common shares for services	$76	$58

The accompanying notes are an integral part of the condensed consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Comprehensive Income/(Loss)

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
		As Restated		As Restated
Net (loss)/income	$(1,695)	$97	$(26,466)	$(9,762)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	26	305	(1,233)	638
Net unrealized gains on securities	2,203	3,838	4,825	5,241
Other comprehensive income	2,229	4,143	3,592	5,879

Comprehensive income/(loss)	534	4,240	(22,874)	(3,883)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ESG Re Limited have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which do not require all of the financial statements and footnotes required by U.S. GAAP.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of financial position, results of operations and comprehensive income as of and for the periods presented.  The results of operations for any interim period are not necessarily indicative of the results for a full year.

In these financial statements, the condensed consolidated statements of operations, cash flows and comprehensive income for the three and nine months ended September 30, 2001 and for the condensed consolidated balance sheet as of December 31, 2001 reflect the impact of restatements made in respect of accounting for foreign currency translation and co-reinsurance transactions with ACE INA Overseas Insurance Company Ltd. as outlined in notes 5 and 6 to these financial statements.

We reported losses of $26.5 million and $15.9 million together with negative cashflows from operations of $42.2 million and $42.5 million in the nine months ended September 30, 2002 and the year ended 2001 respectively.  Furthermore, our shareholders’ equity has reduced from $95.0 million as at December 31, 2001 to $72.5 million as at September 30, 2002.

We recognize that our ability to continue to operate in the insurance/reinsurance markets is dependent upon the successful implementation of our business plan for 2003 and future years.

Our 2003 business plan contains the following critical assumptions, each of which must occur in order for the plan to be successful and enable us to maintain our liquidity and capital base:

•                  Maintaining premiums earned during 2003 at a similar level to 2002 with an overall loss and acquisition cost ratio comparable to 2002.

•                  Significant increases in net written premiums over 2002.  We currently expect these increases to come from our North America medical and Direct segment business.

•                  Reduction in operating expenses, as we complete projects in respect of legacy issues and reduce operating activities in a number of overseas locations.

•                  No significant deterioration in loss and legal reserves in respect of estimated claims incurred on business earned to date.

The plan is also dependent up a number of other key assumptions including achieving a sufficient investment yield, hedging significant foreign exchange exposures and managing tied capital in line with claim reserves and new business written.

In addition to the business plan, we have identified a number of other possible cash flows.  These include partial or full divestment of investments together with the continuation of selective commutation of both inwards contracts in respect of the early underwriting years.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.  Our significant accounting policies include the following:

(A)                              PREMIUM REVENUES

We estimate and recognize premiums written at the inception of the reinsurance contract based upon information received from intermediaries and ceding companies.  We compare estimated written premiums to actual premiums as reported by ceding companies on a periodic basis.  The timeliness and frequency of ceding company reports vary considerably by ceding company, line of business and geographic area, therefore the actual ultimate premium written may not be known with certainty for prolonged periods following the expiration of the reinsurance contract.  Differences between such estimates and actual amounts as reported by ceding companies are recorded in the periods in which the actual amounts are determined.

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

(B)                                RESERVE FOR LOSSES AND LOSS EXPENSES

The reserve for unpaid losses and loss adjustment expenses includes an estimate of reported case reserves and an estimate for losses incurred but not reported.  Case reserves are estimated based on ceding company reports and other data considered relevant to the estimation process.  We have some specific historical experience on a significant number of our programs on which to base our estimate of losses incurred but not reported.  There is a reliance on the expectations of ceding companies about ultimate loss ratios at the inception of the contracts, supplemented by industry experience and current legal interpretations of coverage and liability, which increases the uncertainty involved in the loss estimation process.  The reserves as established by management are reviewed quarterly and adjustments are made in the periods in which they become known.  Although management believes that an adequate provision has been made for the liability for losses and loss expenses based on all available information, there can be no assurance that the ultimate losses will not differ significantly from the amounts provided.

(C)                                INVESTMENTS

Fixed maturity securities are classified as available for sale and are reported at estimated fair value.  Investments that are available for sale are expected to be held for an indefinite period but may be sold depending on interest rates and other considerations.  Other investments over which we exercise significant influence are accounted for under the equity method.  Otherwise these investments are accounted for at cost.  Unrealized investment gains and losses on investments available for sale, net of applicable deferred income tax, are reported as a separate component of “accumulated other comprehensive income.”  Realized gains or losses on sale of investments are determined on the basis of average cost.  The costs of investments available for sale and other investments are adjusted for impairments in value that are considered to be other than temporary.

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

(F)                                 FOREIGN CURRENCY TRANSLATION

Our functional and reporting currency is the U.S. dollar.  Foreign currency receivables or payables that are denominated in a currency other than U.S. dollars are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date.  Revenues and expenses are translated into U.S. dollars using weighted average exchange rates for the period.  The resulting exchange gains or losses are included in the results of operations.  Exchange gains and losses related to the translation of investments available for sale are included in the net unrealized appreciation (depreciation) of investments, net of deferred income taxes, as a separate component of “accumulated other comprehensive income.”  Assets and liabilities related to foreign operations, whose functional currency is other than US dollars, are translated into U.S. dollars at the exchange rate in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using weighted average exchange rates for the period.  Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from income and included as a separate component of “accumulated other comprehensive income.”

(G)                                USE OF ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period as well as the disclosure of such amounts.  Actual results, particularly for premiums written, premiums earned, loss and legal reserves could materially differ from those estimates and assumptions.

(H)                               FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of our investments available for sale approximates their fair value and is based on quoted market prices.  Due to the uncertainty with respect to both the timing and amount of the proceeds to be realized from our other investments, it is not practicable to determine the fair value of these other investments.  The carrying values of other financial instruments, including cash and cash equivalents, accrued investment income, and other receivables and payables approximate their estimated fair value due to the short term nature of the balances.

(I)                                    DERIVATIVES

The Company enters into forward exchange contracts to protect against exchange rate fluctuations.  Hedge Accounting is not utilized for these instruments.  Accordingly, those contracts are carried out at fair value with changes in fair value recorded in the Statement of Operations.  The Company does not utilize derivatives for speculative purposes.

3.  ACCOUNTING PRONOUNCEMENTS

On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This statement requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS 146 is effective for disposal activities after December 31, 2002. The adoption of SFAS 146 did not have an impact on our financial position, results of operations or cash flows.

On October 3, 2002 the FASB issued SFAS No. 147, Acquisitions of certain Financial Institutions.  This statement provides guidance on the accounting for the acquisition of a financial institution and requires that the excess of fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination represents goodwill that should be accounted for under

 SFAS 142, Goodwill and other Tangible Assets.  Thus, the specialized Accounting guidance in paragraph 5 of Statement No. 72 will not apply to periods ended after September 30, 2002.  The adoption of SFAS 147 did not have an impact on our financial position, results of operations or cash flows for the period ended September 30, 2002.

 In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure – an amendment of FASB 123.  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation.  In addition, this statement amends disclosure requirements of Statement 123 to ensure that fair value disclosures are prominent in both annual and interim financial statements.  As discussed in note 2(k) we account for stock based compensation under APB No. 25 and provide the fair value method disclosures required by SFAS No. 123 and SFAS No. 148.  The adoption of the provisions of SFAS 148 did not have a material effect on our financial position, operations or cash flows.

In November 2002, the FASB approved FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company is currently evaluating the impact of the application of this interpretation, but does not expect a material impact from the application of FIN 45 on our consolidated financial statements.

FIN 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements, " to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have a material effect on the consolidated financial statements.

4.  COMMITMENTS AND CONTINGENCIES

(A)      EMPLOYMENT CONTRACTS, LEASE AND OTHER COMMITMENTS

We have employment contracts with a number of employees for original terms of one to five years that have total minimum commitments of $0.2 million at September 30, 2002 and had total minimum commitments of $0.6 million at December 31, 2001, excluding any performance bonuses that are determined by our Board of Directors.  The contracts include various non-compete clauses following termination of employment.

ESG and its subsidiaries have various obligations under operating leases.  The future minimum commitments at September 30, 2002 under operating leases, other commitments (4Sigma) and employment contracts are as follows:

U.S. dollars in thousands	Employment Commitments	Lease & Other Commitments	Total
Years Ending December 31,
2002	119	539	658
2003	72	782	854
2004	—	570	570
2005	—	287	287
2006	—	200	200
Over five years	—	926	926
Total	191	3,304	3,495

In November 2001, we committed to make an additional capital injection in 4Sigma of $1.8 million, in increments of $100,000 as funds are required by 4Sigma to meet operating expenses in accordance with the

4Sigma business plan, in exchange for 1.8 million shares of Series E preferred stock.  As of September 30, 2002, we had invested $1.5 million of this commitment.

(B)      LETTERS OF CREDIT AND TRUST ACCOUNTS

As of September 30, 2002, Secured Letters of Credit and Trust Accounts in the aggregate amount of $87.7 million have been issued in favor of ceding companies with $24.8 million related to Letters of Credit issued and $62.9 million related to Trust Accounts in force.  The Letters of Credit and Trust Accounts are secured by a lien on our fixed maturities investment portfolio, equal to 120% of the amount of the outstanding Letters of Credit, and 102% of the amount of the outstanding Trust Accounts.  As of December 31, 2001, Secured Letters of Credit and Trust Accounts in the amount of $91.0 million were issued in favor of ceding companies.

(C)     FORWARD CONTRACT COLLATERAL

As at September 30, 2002, $1.0 million was held in a Collateral Account by the Bank of New York as security for entering into a forward currency contract with us.

(D)  PENSION OBLIGATIONS

A subsidiary of ESG is obligated to make contributions to defined contribution pension plans for employees.  As of September 30, 2002 and December 31, 2001, there were outstanding liabilities for pension contributions of $305 thousand and $294 thousand, respectively.

(E) LITIGATION

We and our subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of business.  We do not believe that such litigation will have a material adverse effect on our financial condition, future operating results, or liquidity.

In February 2000, Odyssey Re (Sphere Drake) instituted an action in England against a broker, Stirling Cooke Brown and others, alleging fraud and conspiracy on the reinsurance placement of 1997 and 1998 Personal Accident and Workers Compensation “carve out” business with Odyssey Re.  During 1998, ESG accepted a 25% quota share reinsurance treaty with Odyssey Re.  This treaty terminated as of December 31, 1998, but we renewed our participation for 1999 directly with the underwriting agent involved in the 1998 year.  In December 1999, we gave notice to rescind our contract with Odyssey Re (UK) for misrepresentation and failure to disclose material facts.  On November 29, 2000, we filed suit in the High Court to seek a judicial confirmation of our rescission.  On February 5, 2001, Odyssey Re filed a response.  In December 2002, Odyssey Re accepted our rescission of this treaty in return for a contribution to its legal fees.  Therefore, we have no further liability on this contract.  We have also given notice we intend to rescind the 1999 account.  This matter is in discovery and is now set for arbitration in late 2003.  We believe the outcome of the pending litigation between Odyssey Re (Sphere Drake) and Stirling Cook Brown and others will have an impact on this arbitration.  Our legal reserve is intended to cover the expected fees and indemnity for a number of matters in litigation and arbitration.  The legal reserve as at September 30, 2002 was $1.3 million.  We review this reserve each quarter based on the developments in that quarter on the matters covered by the legal reserve.

5.  RESTATEMENT OF FINANCIAL STATEMENTS – Foreign Currency Translation

During the second quarter of 2002, we determined that foreign currency translation adjustments included in accumulated other comprehensive income and other expenses, had been misstated by $3,992 thousand due to an error in the internal system that consolidates the financial results of our subsidiaries. At the time we were unable to determine the periods in which the original errors occurred and therefore to correct this error, we have restated our financial statements for the fiscal year December 31, 2001 in order to reflect a fourth quarter adjustment to foreign currency translation adjustments, included in accumulated other comprehensive income, other expenses, and consolidated statements of changes in shareholders’ equity of $3,992 thousand.  The restated accounts were filed in our Form 10-K (Amendment No. 4) filing of August 22, 2002.

Following further investigation we have subsequently determined that the error of $3,992k occurred in the following years:

U.S. dollars in thousands
1999	$488
2000	4,071
2001	(567)
$3,992

We have further restated, in our published Annual Report and Consolidated Financial Statements for the years ended December 31, 2002 and 2001, our financial statements for the fiscal year ended December 31, 2001 in order to reflect foreign currency translation adjustments included in accumulated other comprehensive income, other expenses, and consolidated statements of changes in shareholders’ equity.  The adjustment and restatement has had the following impact on our consolidated statement of operations and consolidated balance sheet for the year ended December 31, 2001:

December 31, 2001 U.S. dollars in thousands (except per share data)

	As Restated	As Previously Reported
Other expenses	$8,549	$13,108
Net Loss	$15,873	$20,432
Net loss per share	$1.35	$1.73
Foreign currency translation adjustments, in accumulated other comprehensive income	$(201)	$(201)
Foreign currency translation adjustments, in consolidated statements of comprehensive income	$567	$5,130
Retained deficit	$122,923	$122,923

This restatement had no impact on our consolidated statement of operations for the three and nine months ended September 30, 2001.

6.  RESTATEMENT OF FINANCIAL STATEMENTS – Co-reinsurance Agreements with ACE INA Overseas Insurance Company Ltd.

We signed a co-reinsurance contract with ACE INA Overseas Insurance Company Ltd. (“ACE”) in November 2001 that became effective retroactively as of January 1, 2001.  Under SFAS 113, the premiums written during the retroactive period were deemed to be written on our own account with the co-reinsurance to ACE treated as a retroactive retrocession arrangement.  However, we did not show premiums earned, losses and loss adjustment expenses and acquisition costs in our reported revenues and expenses, in respect of the retroactive period, in the third and fourth quarters of 2001 and the first and second quarters of 2002.  During the quarter ended September 30, 2002, we realized this error in our treatment of the ACE contract and subsequently restated our figures for the affected quarters to reflect the correct accounting treatment of this contract.  In accordance with SFAS 113, we did not recognize any of the profits of the ACE share of the reinsurance contract in our statement of operations and hence, there was no impact on our reported net income or net loss in any affected period.  The following table shows the impact that the correct accounting for this contract had on our consolidated balance sheet as at December 31, 2001.

	December 31, 2001 U.S. dollars in thousands
	As Restated	As Previously Reported
Deferred acquisition costs	$38,886	$40,308
Unpaid loss & loss expenses	$148,905	$146,383
Unearned premiums	$100,718	$104,395
Acquisition costs payable	$42,843	$43,110
Shareholders equity	$95,070	$95,070

The following table shows the impact that the correct accounting for this contract had on our consolidated statement of operations for the three and nine months ended September 30, 2001.

	Three months ended September 30, 2001		Nine months ended September 30, 2001
	As Restated	As previously Restated	As Restated	As previously Restated
Net earned premiums	28,759	27,232	109,550	108,023
Loss & loss expenses	15,870	14,762	72,093	70,985
Acquisition costs	8,980	8,561	33,983	33,564
Net Income/(Loss)	97	97	(9,762)	(9,762)

7.  EARNINGS PER SHARE

Class A warrants to purchase up to 1,381,200 common shares at $20 per share were outstanding as of September 30, 2001 and 2002. Class B warrants to purchase up to 1,381,200 common shares at $1.50 per share were outstanding as of September 30, 2002 and 2001.  Options to purchase up to 2,518,301 common shares, issued at exercise prices ranging between $2.01 and $26.00, were outstanding as of September 30, 2001. Options to purchase up to 2,343,047 common shares, issued at exercise prices ranging between $2.01 and $26.00, were outstanding as of September 30, 2002. The incremental shares from assumed exercise of options and warrants have not been included in the earnings per share calculation as they have an anti-dilutive effect on the net loss per common share.

 8.  SEGMENT INFORMATION

We operate two complementary business segments, ESG Reinsurance and ESG Direct.  Our larger segment ESG Reinsurance, provides medical, personal accident, credit life, disability and special risks reinsurance to selected insurers and reinsurers.  Our smaller but growing segment ESG Direct provides direct marketing services, expertise in the development of reinsurance and insurance products and supporting technology to financial institutions in Asia, Europe and Australia.  We do not maintain separate balance sheet data for our operating segments.  Accordingly, we do not review and evaluate the financial results of the operating segments based upon balance sheet data.

Underwriting Results

Underwriting results for the three and nine months ended September 30, 2002 and 2001, by line of business and in total, for the ESG Reinsurance segment were as follows:

Three months ended September 30, 2002 (unaudited)	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	30,785	315	(821)	(9)	3,334	33,604
Net premiums written	28,028	820	(783)	(7)	3,272	31,330
Net premiums earned	23,971	2,383	(774)	483	2,827	28,890
Losses and loss expenses	14,303	(1,709)	(5)	2,478	2,952	18,019
Acquisition costs	7,043	984	(72)	82	1,177	9,214
Technical profit/(loss)	2,625	3,108	(697)	(2,077)	(1,302)	1,657
Operating costs	4,711	2	181	27	251	5,172
Net underwriting (loss)/income	(2,086)	3,106	(878)	(2,104)	(1,553)	(3,515)

Nine months ended September 30, 2002 (unaudited)	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	65,862	12,414	(1,051)	270	2,213	79,708
Net premiums written	53,706	11,616	(1,047)	210	2,765	67,250
Net premiums earned	73,124	9,421	(590)	(3)	2,641	84,593
Losses and loss expenses	52,899	16,799	277	2,868	2,280	75,123
Acquisition costs	18,291	2,789	(19)	187	1,074	22,322
Technical profit/(loss)	1,934	(10,167)	(848)	(3,058)	(713)	(12,852)
Operating costs	14,922	2,818	239	128	563	18,670
Net underwriting loss	(12,988)	(12,985)	(1,087)	(3,186)	(1,276)	(31,522)

Three months ended September 30, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	21,218	1,495	(202)	(1,746)	455	21,220
Net premiums written	9,430	967	(221)	(1,714)	442	8,904
Net premiums earned	18,215	5,734	317	(383)	558	24,441
Losses and loss expenses	3,839	10,452	171	(252)	761	14,971
Acquisition costs	5,473	1,145	591	4	(534)	6,679
Technical profit/(loss)	8,903	(5,863)	(445)	(135)	331	2,791
Operating costs	4,029	640	73	(83)	121	4,780
Net underwriting income/(loss)	4,874	(6,503)	(518)	(52)	210	(1,989)

Nine months ended September 30, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	67,271	12,052	(3,349)	(3,139)	2,412	75,247
Net premiums written	50,867	8,858	(3,144)	(4,000)	2,241	54,822
Net premiums earned	62,879	32,700	(1,143)	(898)	2,455	95,993
Losses and loss expenses	37,473	33,281	(1,726)	(1,628)	1,924	69,324
Acquisition costs	19,650	7,574	673	110	(953)	27,054
Technical profit/(loss)	5,756	(8,155)	(90)	620	1,484	(385)
Operating costs	11,664	3,364	(480)	(180)	448	14,816
Net underwriting (loss)/income	(5,908)	(11,519)	390	800	1,036	(15,201)

Underwriting results for the three and nine months ended September 30, 2002 and 2001, by line of business and in total, for ESG Direct segment were as follows:

Three months ended September 30, 2002 (unaudited)	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	5,583	1,257	6,840
Net premiums written	5,583	1,257	6,840
Net premiums earned	5,583	856	6,439
Losses and loss expenses	320	174	494
Acquisition costs	3,654	872	4,526
Technical profit/(loss)	1,609	(190)	1,419
Operating costs	1,279	832	2,111
Net underwriting income/(loss)	330	(1,022)	(692)

Nine months ended September 30, 2002 (unaudited)	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	15,616	3,283	18,899
Net premiums written	15,616	3,283	18,899
Net premiums earned	15,676	1,666	17,342
Losses and loss expenses	311	553	864
Acquisition costs	10,067	1,008	11,075
Technical profit/(loss)	5,298	105	5,403
Operating costs	3,790	2,384	6,174
Net underwriting income/(loss)	1,508	(2,279)	(771)

Three months ended September 30, 2001	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	4,132	(4,138)	(6)
Net premiums written	4,132	(4,138)	(6)
Net premiums earned	4,122	196	4,318
Losses and loss expenses	849	50	899
Acquisition costs	2,423	(122)	2,301
Technical profit/(loss)	850	268	1,118
Operating costs	1,489	38	1,527
Net underwriting (loss)/income	(639)	230	(409)

Nine months ended September 30, 2001	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	12,709	8,232	20,941
Net premiums written	12,709	8,232	20,941
Net premiums earned	12,665	892	13,557
Losses and loss expenses	2,520	249	2,769
Acquisition costs	7,105	(176)	6,929
Technical profit/(loss)	3,040	819	3,859
Operating costs	4,671	458	5,129
Net underwriting (loss)/income	(1,631)	361	(1,270)

Report of Independent Accountants

To the Board of Directors and Shareholders

ESG Re Limited

We have reviewed the condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of operations and comprehensive income/loss for the three-month and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine-month periods ended September 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2002. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated restated balance sheet as of December 31, 2001, and the related restated consolidated statements of operations, comprehensive income/loss,  shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived, after giving effect to the restatement discussed in the following paragraph.

The condensed consolidated balance sheet as of December 31, 2001 and the condensed consolidated statements of operations and comprehensive income/loss for the three-month and nine-month periods ended September 30, 2001 and cash flows for the nine-month period ended September 30, 2001 have been restated.  The effects of the restatements are set out in Notes 5 and 6 to the unaudited condensed consolidated financial statements.

BDO International

Dublin Ireland

Date: March 31, 2003

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis addresses the financial condition of ESG as of September 30, 2002 compared with December 31, 2001 and our results of operation for the three months and nine months ended September 30, 2002, compared with the same period last year.  Our independent accountants have reviewed our unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2002 in accordance with standards established by the American Institute of Certified Public Accountants.  The results of our operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of our results for the full year.

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

 Restatement of Financial Statements

We have restated our financial statements for the year ended December 31, 2001 due to the incorrect accounting treatment for a co-reinsurance contract entered into with ACE INA Overseas Insurance Company Ltd. (“ACE”) and for an error in our Foreign Currency Translation account.  The following table summarizes the financial effects of these restatements:

	As previously reported	Foreign Currency Translation restatement	ACE Contract restatement	As restated
	U.S. dollars in thousands (except per share data)
Net premiums earned	$153,220	$—	$3,677	$156,897
Loss and loss expenses	104,566	—	2,522	107,088
Acquisition costs	45,840	—	1,155	46,995
Other expenses	13,108	(4,559)	—	8,549

Net loss	(20,432)	4,559	—	(15,873)
Net loss per share	(1.73)	0.38	—	(1.35)

Total Assets	455,529	—	(1,422)	454,107
Total Liabilities	360,459	—	(1,422)	359,037
Shareholder’s Equity	95,070	—	—	95,070

Foreign Currency Translation

During the second quarter of 2002, we determined that foreign currency translation adjustments included in accumulated other comprehensive income and other expenses, had been misstated by $3,992 thousand due to an error in the internal system that consolidates the financial results of our subsidiaries. At the time we were unable to determine the periods in which the original errors occurred and therefore to correct this error, we restated our financial statements for the fiscal year December 31, 2001 in order to reflect a fourth quarter adjustment to foreign currency translation adjustments, included in accumulated other comprehensive income, other expenses, and consolidated statements of changes in shareholders’

equity of $3,992 thousand.  The restated accounts were filed in our Form 10-K (Amendment No. 4) filing of August 22, 2002.

Following further investigation we have subsequently determined that the error of $3,992k occurred in the following years:

U.S. dollars in thousands
1999	$488
2000	4,071
2001	(567)
$3,992

We have further restated, in our published Annual Report and Consolidated Financial Statements for the years ended December 31, 2002 and 2001, our financial statements for the fiscal year ended December 31, 2001 in order to reflect foreign currency translation adjustments, included in accumulated other comprehensive income, other expenses, and consolidated statements of changes in shareholders’ equity.  The adjustment and restatement has had the following impact on our consolidated statement of operations and consolidated balance sheet for the year ended December 31, 2001:

December 31, 2001 U.S. dollars in thousands (except per share data)

	As Restated	As Previously Reported
Other expenses	$8,549	$13,108
Net Loss	$15,873	$20,432
Net loss per share	$1.35	$1.73
Foreign currency translation adjustments, in accumulated other comprehensive income	$(201)	$(201)
Foreign currency translation adjustments, in consolidated statements of comprehensive income	$567	$5,130
Retained deficit	$122,923	$122,923

This restatement had no impact on our consolidated statement of operations for the three and nine months ended September 30, 2001.

The foreign currency translation account includes adjustments arising from the process of translating the financial statements of non U.S. dollar subsidiaries into U.S. dollars.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.  Revenues and expenses (“statement of operations”) for these subsidiaries are translated into U.S. dollars using weighted average exchange rates for the period. Retained earnings, share capital and investments in subsidiaries are translated at historic rates.  Translation adjustments arising are included in the equity section of the balance sheet.

Co-Reinsurance Agreement with ACE INA Overseas Insurance Company Ltd.

We signed a co-reinsurance contract with ACE INA Overseas Insurance Company Ltd. (“ACE”) in November 2001 that became effective retroactively as of January 1, 2001.  Under SFAS 113, the premiums written during the retroactive period were deemed to be written on our own account with the co-reinsurance to ACE treated as a retroactive retrocession arrangement.  However, we did not show premiums earned, losses and loss adjustment expenses and acquisition costs in our reported revenues and expenses, in respect of the retroactive period, in the third and fourth quarters of 2001 and the first and second quarters of 2002.  During the quarter ended September 30, 2002, we realized this error in our treatment of the ACE contract and subsequently restated our figures for the affected quarters to reflect the correct accounting treatment of this contract.  In accordance with SFAS 113, we did not recognize any of the profits of the ACE share of the reinsurance contract in our statement of operations and hence, there was no impact on our reported net income or net loss in any affected period.  The following table shows the impact that the correct accounting for this contract had on our consolidated balance sheet as of December 31, 2001.

	December 31, 2001 U.S. dollars in thousands
	As Restated	As Previously Reported
Deferred acquisition costs	$38,886	$40,308
Unpaid loss & loss expenses	$148,905	$146,383
Unearned premiums	$100,718	$104,395
Acquisition costs payable	$42,843	$43,110
Shareholders equity	$95,070	$95,070

The following table shows the impact that the correct accounting for this contract had on our consolidated statement of operations for the three and nine months ended September 30, 2001.

	Three months ended September 30, 2001		Nine months ended September 30, 2001
	As Restated	As previously Restated	As Restated	As previously Restated
Net earned premiums	28,759	27,232	109,550	108,023
Loss & loss expenses	15,870	14,762	72,093	70,985
Acquisition costs	8,980	8,561	33,983	33,564
Net Income/(Loss)	97	97	(9,762)	(9,762)

Principal Activities and Sources of Revenue

Our principal activities include providing accident, health, credit, life, and special risk reinsurance and related product marketing and development services.  We also manage premiums on behalf of co-reinsurers on North American business written in 2001.  We report the results of our business activities under two segments: ESG Reinsurance and ESG Direct.  We evaluate the results of these segments based on business writings out of each of our producing offices.  ESG Reinsurance provides traditional reinsurance products, primarily in the U.S. medical insurance market, and ESG Direct provides direct marketing services, bancassurance services, and supporting technologies, as well as targeted reinsurance products for credit life and other special risks.

We derive our revenues principally from:

•                  premiums for reinsurance products,

•                  fees for direct marketing services,

•                  management fees, and

•                  investment income.

Results of Operations

Total Revenues

Our total revenues for the three and nine months ended September 30, 2002 were $37.9 million and $108.1 million, respectively, compared with total revenues of $31.4 million and $116.5 million for the three and nine months ended September 30, 2001, respectively.

The increase in revenues in the quarter ended September 30, 2002 reflects an increase of $5.7 million in premiums earned on North American medical business combined with an increase of $2.1 million of earned premiums in the Direct segment.

Our net loss for the three and nine months ended September 30, 2002 was $1.7 million and $26.5 million, respectively, compared to a net gain of $97 thousand and a net loss of $9.8 million for the three and nine months ended September 30, 2001, respectively.

  In the quarter we had a technical profit of $3.1 million.  This included a profit on the North American business of $1.7 million and a loss of $3.0 million on the Latin America business.

Net loss per share for the three and nine months ended September 30, 2002 was $0.14 and $2.23, respectively, compared with a net gain per share of $0.01 and a net loss of $0.83 for the three and nine months ended September 30, 2001, respectively.

Net Underwriting Income

For the three and nine months ended September 30, 2002, we managed, on our own behalf and on behalf of our co-reinsurers, total gross premiums of $26.3 million and $90.3 million, respectively, of which $(14.1) million and $(8.3) million related to business placed with co-reinsurers and we retroceded $2.3 million and $12.4 million, resulting in net premiums written of $38.2 million and $86.2 million, respectively.  For the three and nine months ended September 30, 2001, we managed, on our own behalf and on behalf of our co-reinsurers, total gross premiums of $43.3 million and $122.0 million, of which we placed $22.1 million and $25.9 million with co-reinsurers and retroceded $12.2 million and $20.4 million, resulting in net premiums written of $9.0 million and $75.8, respectively.

The decrease in gross managed premiums during the three months ended September 30, 2002 as compared to the corresponding period in 2001, is primarily a result of the non-renewal of some of our North American medical business for the 2002 underwriting year.

The increase in net written premiums over the comparable period in 2001, is primarily due to the impact, in the third quarter of 2001, of a 50% co-reinsurance management agreement between ESG Re North America Ltd., a subsidiary of the Company, and ACE INA Overseas Insurance Company Ltd., which was only in effect for underwriting year 2001.

For the three months ended September 30, 2002, we managed total premiums of $26.3 million, of which $19.5 million was attributable to ESG Reinsurance, and $6.8 million was attributable to ESG Direct.  Of $38.1 million net premiums written in the same quarter, $31.3 million was attributable to ESG Reinsurance, and $6.8 million was attributable to ESG Direct.

For the quarter ended September 30, 2001, we had gross and net written premiums of $4.1 million in Asia which were offset by premium adjustments of $4.1 million in respect of the Bancassurance business in Europe, resulting in zero gross and net written premiums for the quarter.

In the fourth quarter of 2001, we revised our initial estimates of the annual gross written premium on our Bancassurance business made in the first quarter 2001 from $16.6 million to $6.7 million.  During the three and nine months ended September 30, 2002, the reduction in gross written premium for this business amounted to $4.1 million and $8.6 million, respectively.

 Gross and net premiums written and net premiums earned for the three and nine months ended September 30, 2002 and 2001 were as follows:

	Three months ended September 30
ESG Reinsurance	2002	2001
	U.S. dollars in millions
Total premiums managed	19.5	43.3
Amount placed with co-reinsurers	14.1	(22.1)
Gross premiums written	33.6	21.2
Retroceded	(2.3)	(12.3)
Net premiums written	31.3	8.9

Net premiums earned	28.9	24.4

	Nine months ended September 30
ESG Reinsurance	2002	2001
	U.S. dollars in millions
Total premiums managed	71.4	101.1
Amount placed with co-reinsurers	8.3	(25.9)
Gross premiums written	79.7	75.2
Retroceded	(12.4)	(20.4)
Net premiums written	67.3	54.8

Net premiums earned	84.6	96.0

	Three months ended September 30
ESG Direct	2002	2001
	U.S. dollars in millions
Total premiums managed	6.8	—
Amount placed with co-reinsurers	—	—
Gross premiums written	6.8	—
Retroceded	—	—
Net premiums written	6.8	—

Net premiums earned	6.4	4.3

	Nine months ended September 30
ESG Direct	2002	2001
	U.S. dollars in millions
Total premiums managed	18.9	20.9
Amount placed with co-reinsurers	—	—
Gross premiums written	18.9	20.9
Retroceded	—	—
Net premiums written	18.9	20.9

Net premiums earned	17.3	13.6

Underwriting Results

Underwriting results for the three and nine months ended September 30, 2002 and 2001, by line of business and in total, for the ESG Reinsurance segment were as follows:

Three months ended September 30, 2002	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	30,785	315	(821)	(9)	3,334	33,604
Net premiums written	28,028	820	(783)	(7)	3,272	31,330
Net premiums earned	23,971	2,383	(774)	483	2,827	28,890
Losses and loss expenses	14,303	(1,709)	(5)	2,478	2,952	18,019
Acquisition costs	7,043	984	(72)	82	1,177	9,214
Technical profit/(loss)	2,625	3,108	(697)	(2,077)	(1,302)	1,657
Operating costs	4,711	2	181	27	251	5,172
Net underwriting (loss)/income	(2,086)	3,106	(878)	(2,104)	(1,553)	(3,515)

Nine months ended September 30, 2002	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	65,862	12,414	(1,051)	270	2,213	79,708
Net premiums written	53,706	11,616	(1,047)	210	2,765	67,250
Net premiums earned	73,124	9,421	(590)	(3)	2,641	84,593
Losses and loss expenses	52,899	16,799	277	2,868	2,280	75,123
Acquisition costs	18,291	2,789	(19)	187	1,074	22,322
Technical profit/(loss)	1,934	(10,167)	(848)	(3,058)	(713)	(12,852)
Operating costs	14,922	2,818	239	128	563	18,670
Net underwriting loss	(12,988)	(12,985)	(1,087)	(3,186)	(1,276)	(31,522)

Three months ended September 30, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	21,218	1,495	(202)	(1,746)	455	21,220
Net premiums written	9,430	967	(221)	(1,714)	442	8,904
Net premiums earned	18,215	5,734	317	(383)	558	24,441
Losses and loss expenses	3,839	10,452	171	(252)	761	14,971
Acquisition costs	5,473	1,145	591	4	(534)	6,679
Technical profit/(loss)	8,903	(5,863)	(445)	(135)	331	2,791
Operating costs	4,029	640	73	(83)	121	4,780
Net underwriting income/(loss)	4,874	(6,503)	(518)	(52)	210	(1,989)

Nine months ended September 30, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	67,271	12,052	(3,349)	(3,139)	2,412	75,247
Net premiums written	50,867	8,858	(3,144)	(4,000)	2,241	54,822
Net premiums earned	62,879	32,700	(1,143)	(898)	2,455	95,993
Losses and loss expenses	37,473	33,281	(1,726)	(1,628)	1,924	69,324
Acquisition costs	19,650	7,574	673	110	(953)	27,054
Technical profit/(loss)	5,756	(8,155)	(90)	620	1,484	(385)
Operating costs	11,664	3,364	(480)	(180)	448	14,816
Net underwriting (loss)/income	(5,908)	(11,519)	390	800	1,036	(15,201)

The key elements in the performance of the Reinsurance segment for the quarter were –

(i)	Of the $2.1 million loss in the life business, $1.9 million related to the strengthening of reserves on the Latin American business.
(ii)	Within the medical portfolio, an underwriting profit before operating costs of $4.8 million on the North American business.
(iii)

An increase in premium written for other business relating primarily to guarantee business in Continental Europe.  This reflects the recognition of profit for the 2001 and 2002 underwriting years for treaties that were successfully arbitrated.

The operating ratios for the three and nine months ended September 30, 2002 and 2001, by line of business and in total, for the ESG Reinsurance segment were as follows:

Three months ended September 30, 2002	Medical	Accident	Credit	Life	Other	Total

Loss ratio	59.7%	(71.7)%	0.6%	513.0%	104.4%	62.4%
Acquisition expense ratio	29.4%	41.3%	9.3%	17.0%	41.6%	31.9%
Loss and acquisition expense ratio	89.1%	(30.4)%	9.9%	530.0%	146.0%	94.3%
Operating expense ratio						17.9%
Combined ratio						112.2%

Nine months ended September 30, 2002	Medical	Accident	Credit	Life	Other	Total

Loss ratio	72.3%	178.3%	(46.9)%	n/m	86.3%	88.8%
Acquisition expense ratio	25.0%	29.6%	3.2%	n/m	40.7%	26.4%
Loss and acquisition expense ratio	97.3%	207.9%	(43.7)%	n/m	127.0%	115.2%
Operating expense ratio						22.1%
Combined ratio						137.3%

Three months ended September 30, 2001	Medical	Accident	Credit	Life	Other	Total

Loss ratio	21.1%	182.3%	53.9%	65.8%	136.4%	61.3%
Acquisition expense ratio	30.0%	20.0%	186.4%	(1.0)%	(95.7)%	27.3%
Loss and acquisition expense ratio	51.1%	202.3%	240.3%	64.8%	40.7%	88.6%
Operating expense ratio						19.6%
Combined ratio						108.2%

Nine months ended September 30, 2001	Medical	Accident	Credit	Life	Other	Total

Loss ratio	59.6%	101.8%	151.1%	181.3%	78.4%	72.2%
Acquisition expense ratio	31.3%	23.2%	(58.9)%	(12.3)%	(38.8)%	28.2%
Loss and acquisition expense ratio	90.9%	125.0%	92.2%	169.0%	39.6%	100.4%
Operating expense ratio						15.4%
Combined ratio						115.8%

We calculated the operating expense ratios for the three and nine months ended September 30, 2002 and September 30, 2001 by expressing total administrative expenses net of corporate office expense, as a percentage of net premiums earned.  For a more detailed discussion of operating expenses, refer to commentary on “Administrative Expenses”.

Underwriting results for the three and nine months ended September 30, 2002 and 2001, by line of business and in total, for the ESG Direct segment were as follows:

Three months ended September 30, 2002	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	5,583	1,257	6,840
Net premiums written	5,583	1,257	6,840
Net premiums earned	5,583	856	6,439
Losses and loss expenses	320	174	494
Acquisition costs	3,654	872	4,526
Technical profit/(loss)	1,609	(190)	1,419
Operating costs	1,279	832	2,111
Net underwriting income/(loss)	330	(1,022)	(692)

Nine months ended September 30, 2002	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	15,616	3,283	18,899
Net premiums written	15,616	3,283	18,899
Net premiums earned	15,676	1,666	17,342
Losses and loss expenses	311	553	864
Acquisition costs	10,067	1,008	11,075
Technical profit/(loss)	5,298	105	5,403
Operating costs	3,790	2,384	6,174
Net underwriting income/(loss)	1,508	(2,279)	(771)

Three months ended September 30, 2001	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	4,132	(4,138)	(6)
Net premiums written	4,132	(4,138)	(6)
Net premiums earned	4,122	196	4,318
Losses and loss expenses	849	50	899
Acquisition costs	2,423	(122)	2,301
Technical profit/(loss)	850	268	1,118
Operating costs	1,489	38	1,527
Net underwriting (loss)/income	(639)	230	(409)

Nine months ended September 30, 2001	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	12,709	8,232	20,941
Net premiums written	12,709	8,232	20,941
Net premiums earned	12,665	892	13,557
Losses and loss expenses	2,520	249	2,769
Acquisition costs	7,105	(176)	6,929
Technical profit/(loss)	3,040	819	3,859
Operating costs	4,671	458	5,129
Net underwriting (loss)/income	(1,631)	361	(1,270)

The increase in written premiums in the credit line of business results from premium adjustments made during the third quarter 2001 in respect of the Bancassurance business.

The operating ratios for the three and nine months ended September 30, 2002 and 2001, by line of business and in total, for the ESG Direct segment were as follows:

Three Months Ended September 30, 2002	Accident	Credit	Total
Loss ratio	5.7%	20.3%	7.7%
Acquisition expense ratio	65.4%	101.9%	70.3%
Loss and acquisition expense ratio	71.1%	122.2%	78.0%
Operating expense ratio			32.8%
Combined ratio			110.8%

Nine Months Ended September 30, 2002	Accident	Credit	Total
Loss ratio	2.0%	33.2%	5.0%
Acquisition expense ratio	64.2%	60.5%	63.9%
Loss and acquisition expense ratio	66.2%	93.7%	68.9%
Operating expense ratio			35.6%
Combined ratio			104.5%

Three Months Ended September 30, 2001	Accident	Credit	Total
Loss ratio	20.6%	25.5%	20.8%
Acquisition expense ratio	58.8%	(62.2)%	53.3%
Loss and acquisition expense ratio	79.4%	(36.7)%	74.1%
Operating expense ratio			35.4%
Combined ratio			109.5%

Nine Months Ended September 30, 2001	Accident	Credit	Total
Loss ratio	19.9%	27.9%	20.4%
Acquisition expense ratio	56.1%	(19.7)%	51.1%
Loss and acquisition expense ratio	76.0%	8.2%	71.5%
Operating expense ratio			37.8%
Combined ratio			109.3%

Geographic Spread

The distribution of gross written premiums, by geographic region, for each geographic segment, for the three and nine months ended September 30, 2002 and 2001, was as follows:

Three Months Ended September 30	2002	2001
ESG Reinsurance

Western Europe	11.2%	0.5%
North America	75.6%	83.7%
Latin America	12.6%	6.2%
Asia	0.0%	(4.3)%
Other	0.6%	13.9%
Total	100.0%	100.0%

Three Months Ended September 30	2002	2001
ESG Direct

Western Europe	18.4%	n/m
Asia	81.6%	n/m
Total	100.0%	n/m

Nine Months Ended September 30	2002	2001
ESG Reinsurance

Western Europe	28.3%	23.2%
North America	56.4%	62.2%
Latin America	12.4%	6.3%
Asia	0.0%	0.4%
Other	2.9%	7.9%
Total	100.0%	100.0%

Nine Months Ended September 30	2002	2001
ESG Direct

Western Europe	17.4%	39.3%
Asia	82.6%	60.7%
Total	100.0%	100.0%

Product Mix

The distribution of gross premiums written by line of business, for the three and nine months ended September 30, 2002 and 2001 was as follows:

Three Months Ended September 30,	2002	2001
ESG Reinsurance

Medical	91.6%	99.9%
Personal accident	0.9%	7.1%
Credit	(2.5)%	(0.9)%
Life	n/m	(8.2)%
Other	10.0%	2.1%
Total	100.0%	100.0%

Three Months Ended September 30,	2002	2001
ESG Direct

Personal accident	81.6%	n/m
Credit	18.4%	n/m
Total	100.0%	n/m

Nine Months Ended September 30,	2002	2001
ESG Reinsurance

Medical	82.6%	89.4%
Personal accident	15.6%	16.0%
Credit	(1.3)%	(4.4)%
Life	0.3%	(4.2)%
Other	2.8%	3.2%
Total	100.0%	100.0%

Nine Months Ended September 30,	2002	2001
ESG Direct

Personal accident	82.6%	60.7%
Credit	17.4%	39.3%
Total	100.0%	100.0%

Management Fee Revenue

For the three and nine months ended September 30, 2002, we earned $652 thousand and $1.8 million, respectively, in management fee revenue.  Management fee revenue was $(132) thousand for the three months ended September 30, 2001, representing a downward adjustment of estimated commissions due to us and $288 thousand for the nine months ended September 30, 2001.  The majority of management fee revenue in 2002 and 2001 consists of fees earned on those premiums managed on behalf of our co-reinsurers.  Management fees increased in the third quarter of 2002, primarily due to the recognition of fees earned on our co-reinsured North American business for the 2001 underwriting year. The North American business was not co-reinsured for the 2002 underwriting year.

Net Investment Income

At September 30, 2002, our cash and invested assets totaled $116.3 million, compared with cash and invested assets of $154.9 million as at December 31, 2001.  This decrease in our cash and invested assets is primarily due to negative operating cash flows and costs associated with developing the ESG Direct segment.  Net investment income decreased by $1.0 million from $2.5 million in the three months ended September 30, 2001 to $1.5 million in the three months ended September 30, 2002.  The decrease is a function of the decline in the size of our overall investment portfolio.

The following table reflects the investment results for the three months ended September 30, 2002:

	Average Investments	Net Investment Income	Annualized Effective Yield	Net Realized Investment Gains/(Losses)
	U.S. dollars in thousands

Investments	106,055	1,421	5.4%	459
Other investments	6,830	70	4.1%	—
Cash and cash equivalents	6,715	10	0.6%	—
Total	119,600	1,501	5.0%	459

The following table reflects the investment results for the three months ended September 30, 2001:

	Average Investments	Net Investment Income	Annualized Effective Yield	Net Realized Investment Gains/(Losses)
	U.S. dollars in thousands

Investments	164,483	2,305	5.6%	215
Other investments	14,375	107	3.0%	—
Cash and cash equivalents	6,641	100	6.0%	—
Total	185,499	2,512	5.4%	215

The following table reflects the investment results for the nine months ended September 30, 2002:

	Average Investments	Net Investment Income	Annualized Effective Yield	Net Realized Investment Gains/(Losses)
	U.S. dollars in thousands

Investments	122,501	5,160	5.7%	(1,155)
Other investments	7,582	228	4.0%	—
Cash and cash equivalents	5,219	74	1.9%	—
Total	135,302	5,462	5.4%	(1,155)

The following table reflects the investment results for the nine months ended September 30, 2001:

	Average Investments	Net Investment Income	Annualized Effective Yield	Net Realized Investment Gains/(Losses)
	U.S. dollars in thousands

Investments	168,350	8,082	6.4%	1,683
Other investments	16,426	469	3.8%	(4,200)
Cash and cash equivalents	18,032	696	5.1%	—
Total	202,808	9,247	6.1%	(2,517)

Net investment income is net of investment-related expenses, and includes interest on funds held by ceding companies.

Investment Portfolio

Maturity and Duration of Portfolio

The maximum effective maturity for any single security in our investment portfolio is set at 30 years for U.S. government and U.S. government agency securities with full faith and credit guarantees and at 10 years for all other issues, measured from the date of settlement.  The duration of the portfolio varies according to decisions taken by management (with input from the investment advisor), on business changes and the outlook for interest rate movements.  The benchmark for such duration is approximately three years.

Quality of Debt Securities in Portfolio

The minimum average credit quality of our investment portfolio is AA.

Equity Securities and Real Estate

Our investment policy is to allow up to 10% of our investment assets to be held in equity securities.  Currently, there are no equity securities held in our portfolio.  We do not intend to invest in real estate other than for our own use.

Diversification and Liquidity

No more than 3% of our investment portfolio may be invested in the securities of any single issuer, with the exception of sovereign governments or agencies, including supranational agencies, with an AA rating or better.  All fixed maturity securities in our investment portfolio are classified as available for sale and are carried at fair value.

The fixed maturity investment portfolios as of September 30, 2002 and December 31, 2001 were as follows:

As at September 30, 2002	Fair Value	Duration (Years)	Market Yield	Average Credit Rating
	U.S. dollars in thousands
Corporate securities	33,166	3.6	4.7%	AA
U.S. treasury securities and obligations of U.S. government corporations and agencies	24,420	2.1	2.5%	AAA
Asset-backed securities/Mortgage-backed securities	25,768	2.4	6.0%	AAA
Obligations of states and political subdivisions	10,023	1.9	5.0%	AAA
Foreign currency debt securities	5,913	1.8	3.4%	AAA
Total	99,290	2.4	4.3%

As at December 31, 2001	Fair Value	Duration (Years)	Market Yield	Average Credit Rating
	U.S. dollars in thousands
Corporate securities	43,799	2.8	5.2%	AA
U.S. treasury securities and obligations of U.S. government corporations and agencies	53,466	3.6	4.6%	AAA
Asset-backed securities/Mortgage-backed securities	25,599	2.5	7.3%	AAA
Obligations of states and political subdivisions	16,505	2.7	5.7%	AAA
Foreign currency debt securities	5,475	1.0	4.2%	AAA
Total	144,844	2.7	5.4%

We continue to follow our investment policy and guidelines while seeking to increase long-term value by continuing to invest in selected strategic investments in accordance with our current commitments as set out in “Strategic Investments” below.  A strategic investment is defined as an investment in a reinsurance-related enterprise, ceding company or distribution channel that is expected to generate or secure additional profitable business for us.

Strategic Investments

4Sigma

From December 1998 through June 2000, we operated IPT GmbH and later VBB Bermuda Limited, subsidiaries that provided disease management services in Germany.  These services, which included physician referrals, a medical information hotline, second opinion services, cardiac rehabilitation and access to disease management advisors, comprised the health care segment of our business.

Effective as of June 30, 2000, we transferred all the assets of our health care segment to 4Sigma.  These assets had a book value of $8 million at the time of transfer.  In exchange for the transferred assets, we received 8,000,000 shares of Series A preferred stock in 4 Sigma.  In addition, affiliates of John C Head III, the Chairman of our Board of Directors, invested $3.0 million in cash in exchange for 3.0 million shares of Series B and C preferred stock in 4Sigma.  Dr. Gerald Moeller, a director of ESG from July 1999 to August 2000 and the president of our health care division from July 1999 to June 2000 also invested $400,000 in cash in exchange for voting common stock in 4Sigma.  The board members of 4Sigma include John C Head III, Dr. Gerald Moeller and Dr. Herbert Palmberger, who also serves as outside counsel to ESG in Germany.  During the fourth quarter 2001, ESG booked a write-down of the cost, for impairment, of $8.0 million against its investment in 4Sigma Ltd.

ESG does not have voting control of, nor does it exercise operational control over, this company.

In the second quarter of 2001, we participated in a rights offering by 4Sigma for convertible preferred debt totaling $0.8 million, which in November 2001, converted into 0.8 million shares of Series E preferred stock.  Also, in November 2001, we committed to make an additional capital injection in 4Sigma of $1.8 million, in exchange for 1.8 million shares of Series E preferred stock.  At September 30, 2002, we had invested $1.5 million of this commitment.  Mr. Head has also committed to invest an additional $1.2 million in cash in 4Sigma on these same terms and conditions and to date has invested the full $1.2 million.

In January 2003 the audit committee approved a further investment in 4Sigma totaling $1.5 million in exchange for 1.5 million shares of Series F preferred stock.  Mr. Head has also committed to invest an additional $1 million in cash in 4Sigma on these same terms and conditions.

We evaluate our investment in 4Sigma on a quarterly basis.

German Assistance

In September 1998 we purchased a 10% holding in German Assistance for $1.5 million. During the quarter ended September 30, 2002, we reviewed the carrying value of the investment and concluded that no adjustment to the carrying value was necessary.

Forward Exchange Contract

During the third quarter of 2002, we entered into a forward exchange contract to offset the Norwegian Kroner net liability position created by our reinsurance business in Norway.  Our position in this contract is unhedged and is accounted for as a derivative in accordance with SFAS 133.  Accordingly, this contract is carried at fair value with changes in fair value recorded in our statement of operations.

Related Party Transactions

We are a party to several Investment Advisory Agreements with Head Asset Management L.L.C., an affiliate of Head & Company, L.L.C.  Under these agreements, Head Asset Management L.L.C. supervises and directs the investment of our asset portfolio in accordance with investment objectives and guidelines that we have established.  Mr. Head, the Chairman of our Board of Directors and our former CEO, controls Head Asset Management.  ESG is the principal client of Head Asset Management.  Under our Investment Advisory Agreement with Head Asset Management, we pay fees quarterly in arrears equal to:

•        0.20% per year of the first $150 million or less of the market value of the managed assets, and

•        0.15% per year of the managed assets in excess of $150 million.

We may terminate the Investment Advisory Agreements upon five days written notice, and Head Asset Management may terminate the agreements upon 90 days written notice.  We incurred $57 thousand and $119 thousand in fees to Head Asset Management in the three and nine months ended September 30, 2002 respectively, and $85 thousand and $214 thousand in the three and nine months ended September 30, 2001.

The Audit Committee of our Board of Directors periodically reviews our investment policies and arrangements to ensure that they are consistent with our overall goals, strategies and objectives.  Overall investment guidelines are approved by the Audit Committee to ensure appropriate levels of portfolio liquidity, credit quality, diversification and volatility.  In addition, the Audit Committee periodically reviews our investment advisory relationship with Head Asset Management, in the context of our other banking relationships.  In addition, our Audit Committee is considering our requirements for letters of credit and cash management facilities in the next six months.

Administrative Expenses

Total administrative expenses, which include personnel costs, professional service fees, interest expense, foreign exchange gains/losses and other expenses, increased by $1.0 million, or 15.6%, from $6.4 million for the three months ended September 30, 2001 to $7.4 million for the three months ended September 30, 2002.  This increase results primarily from realized and unrealized foreign exchange losses of $0.6 million.  These expenses increased by $4.9 million or 24.3%, from $20.2 million for the nine months ended September 30, 2001 to $25.1 million for the nine months ended September 30, 2002.  This increase results primarily from realized and unrealized foreign exchange losses, in particular due to the strengthening of the Norwegian Kroner against the U.S. dollar.  Realized and unrealized foreign exchange losses relate to the revaluation of assets and liabilities, denominated in foreign currencies. During the third quarter of 2002, we implemented a foreign exchange hedging strategy and policy with a view to minimizing the impact of currency rate fluctuations on our statement of operations.

Liquidity and Capital Resources

Operating activities used net cash of $42.2 million for the nine months ended September 30, 2002 and $42.5 million for the year ended December 31, 2001.

Reinsurance balances receivable decreased from $190.5 million at December 31, 2001 to $181.3 million at September 30, 2002.  We recognize premiums receivable at the inception of the reinsurance contract, based upon information received from intermediaries and ceding companies.  Every quarter we compare estimated written premiums to actual premiums, as reported by ceding companies and revise our estimates of written premiums, if appropriate.  Any change in these estimates will impact our premiums receivable balance.

Reinsurance recoverable on incurred losses increased from $28.6 million at December 31, 2001 to $36.9 million at September 30, 2002.  This increase was due to additional losses being incurred above our net retention levels that enable us to make recoveries from our excess of loss reinsurers, plus quota share cessions to two of our retrocessionaires.

At December 31, 2001, reserves for unpaid losses and loss expenses were $148.9 million and at September 30, 2002, reserves for unpaid losses and loss expenses were $165.6 million.  This increase primarily relates to the deterioration on the Norwegian book of business, compounded by the depreciation of the U.S. Dollar against the Norwegian Kroner in the nine months ended September 30, 2002.

We rely on cash flows from our operations and cash and income from our investment portfolio to operate our business.  Our investment portfolio has decreased by $39 million to $109 million since December 31, 2001.  This decrease is primarily due to the payment of several large claims, which we had anticipated in prior periods, the finalization of legal settlements and non-recurring operating expenses during the nine months ended September 30, 2002.  We expect that our investment portfolio will continue to decrease in the next three months, largely due to anticipated final commutations, settlements of legacy treaty matters and the ongoing settlement of claims in respect of pre-2001 underwriting years.  We expect our cash position to continue to decrease during 2003 as we execute our 2003 business plan.  If we are successful in implementing our business plan, we expect that our cash position will improve by the end of 2003, but we can make no assurances that this will occur.

Our 2003 business plan contains the following critical assumptions, each of which must occur in order for the plan to be successful and enable us to maintain our liquidity and capital base:

•                       Maintaining premiums earned during 2003 at a similar level to 2002, with an overall loss & acquisition cost ratio comparable to 2002.

•                       Significant increase in net premiums over 2002.  We currently expect these increases to come from our North America medical and ESG Direct segment business.

•                       Reduction in operating expenses, as we complete projects in respect of legacy issues and reduce operating activities in a number of overseas locations.

•                       No significant deterioration in loss and legal reserves in respect of estimated claims incurred on business earned to date.

The plan is also dependent upon a number of other key assumptions, including achieving a sufficient investment yield, hedging significant foreign exchange exposures and managing tied capital in line with claim reserves and new business written.

In addition to the business plan, we have identified a number of other possible cash flows.  These include partial or full divestment of investments together with the continuation of selective commutation of both inwards and outwards contracts in respect of the early underwriting years.

Our cash flows for the next 12 months are dependent on us achieving our business plan in 2003, managing tied capital in line with claims liabilities, collecting receivables and managing our operating expenses within budget. Our failure to achieve any one of these items could adversely impact our liquidity.

If we are unable to execute our business plan as projected during 2003, we will ultimately be forced to seek financing from additional sources.  We cannot assure you that we would be able to obtain financing on favorable terms, or at all.

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

As of September 30, 2002, we had the following material commitments for operating leases, other commitments (4Sigma) and employment contracts:

	Total Commitments in U.S. Dollars (in thousands)
Years Ending December 31	Lease & Other Commitments	Less Sublease Income	Net	Employee Commitments	Total

2002	592	53	539	119	658
2003	819	37	782	72	854
2004	570	—	570	—	570
2005	287	—	287	—	287
2006	200	—	200	—	200
Over five years	926	—	926	—	926
Total	3,394	90	3,304	191	3,495

As of December 31, 2001, we had the following material commitments for operating leases, other commitments (4Sigma) and employment contracts:

	Total Commitments in U.S. Dollars (in thousands)
Years Ending December 31	Lease & Other Commitments	Less Sublease Income	Net	Employee Commitments	Total

2002	1,743	200	1,543	563	2,106
2003	745	36	709	80	789
2004	523	—	523	—	523
2005	263	—	263	—	263
2006	184	—	184	—	184
Over five years	839	—	839	—	839
Total	4,297	236	4,061	643	4,704

In November 2001, we committed to make an additional capital injection in 4Sigma of $1.8 million, in increments of $100,000 as funds are needed by 4Sigma, in exchange for 1.8 million shares of Series E preferred stock.  As of September 30, 2002, we had invested $1.5 million of this commitment.  In January 2003, we committed to make an additional investment in 4Sigma of $1.5 million as funds are required to meet operating costs.

In support of our business, we enter into Letters of Credit and Trust Account arrangements with ceding companies in the ordinary course.  At December 31, 2001, we had in total $91.0 million of outstanding Letters of Credit and Trust Accounts (representing 62.8% of investments available for sale) of which $27.0 million related to Letters of Credit issued and $64.0 million was in Trust Accounts.  As of

September 30, 2002, we had in total $87.7 million of outstanding Letters of Credit and Trust Accounts (representing 88.3% of investments available for sale, a function of the decline in value of the investment portfolio) of which $24.8 million related to Letters of Credit issued and $62.9 million was in Trust Accounts.  These arrangements are secured against our fixed maturity investment portfolio.  Management has assessed our cash flow requirements, taking into account these arrangements. There can be no assurances that we will maintain these respective amounts outstanding under Letters of Credit and Trust Accounts. We periodically review our Letters of Credit and Trust Account arrangements and, when appropriate, renegotiate the Letters of Credit or substitute them with Trust Account arrangements.

Recent Developments

Market Information

From December 12, 1997 to November 20, 2002, our common stock was traded on NASDAQ under the symbol ESREF.  On November 20, 2002, the trading symbol was changed to ESREE to reflect the unfiled status of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

On November 25, 2002, the Company received a Nasdaq Staff Determination letter indicating that, as a result of the Company’s failure to timely file its Report on Form 10-Q for the period ended September 30, 2002, the Company’s securities would be delisted from The Nasdaq Stock Market, effective at the opening of business on December 3, 2002.  The Company requested an oral hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff Determination, which request stayed the delisting of the Company’s securities.  Thereafter on December 17, 2002, the Company was notified that it failed to maintain a closing bid price of at least $1.00 per share for 30 consecutive trading days, and that it should discuss its plan to remedy that additional deficiency at the hearing.  The hearing was held on December 20, 2002.  By letter dated January 31, 2003, the Company was advised that the Panel determined that the Company’s securities would be delisted from The Nasdaq Stock Market effective with the opening of business on Tuesday, February 4, 2003.  The reason given for the decision was the failure to timely file the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.  In addition, the Panel cited as a reason for its delisting decision, the Company’s failure to file any of the amendments to previously filed reports under the Securities Exchange Act of 1934, as amended, for any of the anticipated restatements of certain information in its financial statements.  Nasdaq’s delisting decision will not be appealed.

On March 17, 2003, we filed with the SEC our certification on Form 15 to deregister our common stock under the Securities Exchange Act of 1934, as amended (“The Exchange Act”).  Upon filing, ESG’s obligations to file reports on Form 10-K, Form 10-Q and other periodic reports that were not yet due was immediately suspended.  ESG’s certification to deregister is expected to become final within 90 days of filing.  If the SEC determines to deny ESG’s certification within such 90 day period, ESG would have 60 days to bring all periodic reports due current.

We intend to continue to make available to our shareholders quarterly and annual financial information in substantially the same form as presently made available.  We also intend to generally comply with the corporate governance regulations and guidelines that would be applicable if our common stock was still registered under the Exchange Act and listed on Nasdaq.

The Company’s securities are being quoted through the Pink Sheets stock quotation service.  We anticipate that Carr Securities Corp., Port Washington, NY, and Morgan Keegan & Co., Inc., Birmingham, AL, will continue to quote our common stock although no assurance can be made that any market maker will continue to quote ESG's common stock or that a trading market will develop.

Share Repurchase

On December 19, 2002 we purchased 792,800 of our Common shares in a private purchase transaction effective at the close of business December 18, 2002.  These shares have been cancelled and returned to authorized but unissued status in accordance with Bermuda law.  After the purchase we had 11,113,805 Common shares outstanding.

SEC Communications

We continue to communicate with the U.S. Securities and Exchange Commission (the “SEC”) over the downward adjustment to our Foreign Currency Translation account and restatement of our financial statements for the year ended December 31, 2001 and the quarter ended March 31, 2002 as reported in our press release on August 15, 2002.  We are also communicating with the SEC regarding the resignation of Deloitte & Touche, their accounting disagreements with us and the late filing of our Form 10-Q for the quarter ended September 30, 2002.

Director and Officer Changes

Anthony J. Hobson, who joined our Board of Directors in November 2001 has resigned from the Board effective November 5, 2002.  Mr. Hobson indicated that his commitments to his other business interests have grown substantially since he joined the ESG Board and he believes that he cannot commit the time to ESG which he believes that this role deserves.  We thank Mr. Hobson for his contributions over the past year.  On March 7, 2003, Mr. Peter Collery was appointed as a non-executive director.  Mr. Collery is currently President of SC Fundamental ICC, which manages the SC Fundamental Value Fund Common Shares.  This fund and its affiliates own 10.6% of our outstanding Common shares.

Margaret L. Webster, formerly our Chief Administrative Officer and General Counsel, has been appointed Chief Operating Officer and General Counsel, effective as of November 7, 2002.  In addition to her current responsibilities she will manage ESG’s financial functions.  At the end of September 2002, Conor Heery, who had been serving as Group Controller, left ESG to join a family-owned business.  Aodh Ó Murchú, a Chartered Accountant of 15 years experience gained primarily in International Insurance/Reinsurance and other financial service industries, has been appointed Controller and Chief Accounting Officer. He has been Assistant Controller for ESG for 1.5 years. Joe Quinn, formerly our Senior Financial Officer, left ESG, effective as of November 7, 2002, to pursue other business interests.

Changes in Certifying Accountant

We received a letter from Deloitte & Touche on November 22, 2002, stating that Deloitte & Touche had resigned as our independent auditors, effective on that date.  The letter indicated no reason for the resignation.  Deloitte & Touche subsequently withdrew its audit report related to the fiscal year ended December 31, 2001 and review reports for the quarters ended September 30, 2001, March 31, 2002 and June 30, 2002.  Deloitte & Touche notified us that this withdrawal was as a result of our accounting treatment for the co-reinsurance contract with ACE INA Overseas Insurance Company Ltd.

Subsequent to their resignation Deloitte & Touche advised that they had a seven accounting disagreements with us and one reportable event in respect of the accounting treatment for the ACE contract.  As previously indicated we have restated the relevant financial statements to reflect the correct accounting treatment for the ACE contract.  In respect of the accounting disagreements we have resolved these matters with our new auditors BDO International.  For more detailed discussion on these accounting disagreements please refer to our current reports on Form 8-K filings of   December 2, 2002, December 16, 2002, January 27, 2003 and February 11, 2003 filed with the SEC.

On December 9, 2002, on the recommendation of the Audit Committee, the Board of Directors approved the appointment of BDO International as our independent auditors.  BDO International formally accepted this appointment with effect from December 24, 2002.

Credit Ratings

On November 26, 2002, Standard and Poor’s lowered its counterparty credit and insurer financial strength rating for ESG and its subsidiaries (the “Group”) from BB- to B with a negative outlook.  According to S&P the downgrade reflects the Group’s weakened capital adequacy, the continuing volatility in reported earnings, limited ability to access external sources of finance and marginal business position.  This is offset by recent actions over the past two years on improving underwriting and implementation of risk management processes.  The ratings on the Group were then withdrawn at our request.

On December 4, 2002, Fitch Ratings lowered its counterparty credit and insured financial strength ratings of the Group from BB- to B and remaining on negative ratings watch.  The Fitch rating action reflects the negative impact that the resignation of Deloitte and Touche and the highlighted accounting disagreements are likely to have on our business relationships over the short-term.  Fitch feels that uncertainties surrounding our financial condition will inevitably impact on premium volumes, particularly at this critical time in the year when a large portion of inwards and outwards reinsurance contracts are renegotiated.

On February 5, 2003, following our delisting from The Nasdaq Stock Market, Fitch confirmed that no other rating action will result as the current rating already reflects the delisting.  Fitch will remain in close contact with us, with a view to reviewing BDO International’s audit conclusions as they become available.  We remain on Rating Watch Negative pending resolution of this issue.

North America

Upon completion of a review of our North American business, we have decided to focus the operation from Hartford, Connecticut, U.S.A., effective January 1, 2003.  We will continue to have a small support operation in Toronto Canada.

Legal Proceedings

We and our subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of business.  We do not believe that such litigation will have a material adverse effect on our financial condition, future operating results, or liquidity.

In February 2000, Odyssey Re instituted an action in England against a broker, Stirling Cooke Brown and others, alleging fraud and conspiracy on the reinsurance placement of 1997 and 1998 Personal Accident and Workers Compensation “carve out” business with Odyssey Re.  During 1998, ESG accepted a 25% quota share reinsurance treaty with Odyssey Re.  This treaty terminated as of December 31, 1998, but we renewed our participation for 1999 directly with the underwriting agent involved the 1998 year.  In December 1999, we gave notice to rescind our contract with Odyssey Re (UK) for misrepresentation and failure to disclose material facts.  On November 29, 2000, we filed suit in the High Court to seek a judicial confirmation of our rescission.  On February 5, 2001 Odyssey Re filed a response.  In December 2002, Odyssey Re accepted our rescission of this treaty in return for a contribution to its legal fees.  Therefore, we have no further liability on this contract.

We have also given notice we intend to rescind the 1999 account.  This matter is in discovery and is now set for arbitration in late 2003.  We believe the outcome of the pending litigation between Odyssey Re (Sphere Drake) and Stirling Cook Brown and others will have an impact on this arbitration.

Exposure Management

We manage our underwriting risk exposures primarily through an excess of loss reinsurance program.  For 2002, this program provides reinsurance protection up to a known accumulation of $5 million for Personal Accident exposure and up to $5 million per person for Medical Expense exposure.

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

•              Our 2003 business plan;

•              the adequacy of our future cash flows and liquidity;

•              our expectancy that operating expenses will decrease;

•              the anticipated growth in Direct business in Asia and Europe;

•              the impact of rate increases on premiums written over the 2001 and prior underwriting years;

•              possible sale of 4Sigma investment;

•              no further reduction of Fitch rating;

•                                          our assumptions relating to Foreign Exchange adjustments and the ACE contract;

•              our future profitability;

•              recent communications with the SEC;

•                                          our ability to hedge currency rate fluctuations across our primary foreign currency exposures and in our statement of operations; and

•              the outcome of our ongoing litigation.

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

•                                          Insurance Industry Volatility.  The current military operation in Iraq and the  September 11, 2001, terrorist attacks in the United States (and their aftermath) may increase volatility in insurance and reinsurance markets.  That volatility could adversely affect market participants, like ESG, whose direct exposure to the terrorist attacks is limited.

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

•                                          Loss of Key Clients.  Our contracts with our customers are generally short term.  We can make no assurance that any customer will retain our services after its contract has ended.  Though our business does not depend solely on any one customer, we have several customers that generate substantial revenues.   The loss of these customers could adversely affect our revenues.  If one of our customers is acquired or merges with another company, our contract may terminate early.

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

•                                          Competitive Pricing Practices.  Competitors may seek to capture market share by selling services and products at prices that fall below levels that ESG management expect to be profitable.  If a competitor employs this strategy in any of the markets in which we operate, we could lose many customers and be forced to exit the market.

•                                          Credit Rating Downgrade.  In our reinsurance and direct marketing businesses, the rating assigned to our credit by agencies such as Fitch can affect our business opportunities.  Any downgrade in our rating could make it more difficult for us to attract and retain customers.

•                                          Loss of Key Employees.  As a small company, our success is dependent on our ability to retain our existing executive officers and attract additional qualified personnel in the future.  The loss of the services of an executive officer could affect adversely our ability to conduct business.

•                                          Interest Rate Fluctuations.  We invest the majority of the money we receive as premiums in fixed rate instruments such as government and corporate bonds.  Typically, the fair market value of a fixed rate instrument varies inversely with the fluctuations in interest rates.  While our investments can fall in value, our liabilities tend to remain fixed.  Consequently, a decline in the value of our investment portfolio could have a material adverse effect on our financial results.

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

•                                          Tax Exposure.  For the purposes of many countries, including the United States, ESG is not engaged in the conduct of any trade or business in such country, and, as a result, is not subject to corporate income tax therein.  If, however, any country, including the U.S., were to contend successfully that our operations subject us to corporate income tax, we would be liable for tax on net income received by ESG to the extent it had been received at a permanent place of business.  If corporate income taxes did apply to income received by ESG, they would reduce our net income, if any.

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

•                                          Future Cash Flows.  We rely on cash flows from our operations to fund our business.  Our future cash flows are dependent on us achieving our business plan in 2003, managing tied capital in line with claims liabilities, collecting receivables and managing our operating expenses within budget.  Our failure to achieve any one of these items could adversely impact our liquidity and ability to pay claims.

•                                          SEC Communications.  ESG has had recent discussions with the SEC regarding its handling of its Foreign Exchange restatement and the resignation and disagreements with Deloitte and Touche, which may continue.

We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.  All subsequent, written and oral, forward-looking statements attributable to ESG or persons acting on our behalf are qualified by the cautionary statements in this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to market risk arising from the potential change in value of our various financial instruments. Our current investment strategy seeks to maximize income through a high quality, diversified and fixed maturity portfolio, while maintaining an adequate level of liquidity.  We continuously adjust our mix of investments, consistent with our current and projected operating results, working capital requirements and market conditions.  The fixed maturities in our investment portfolio are comprised of non-trading available for sale securities.

Our investment portfolio is comprised of fixed maturity securities that are subject to interest rate risk and foreign currency risk.

There has been no significant change in market risk since December 31, 2001.

Interest Rate Risk

Interest rate risk is the potential change in value of the fixed maturity portfolio due to changes in market interest rates.  Interest rate risk on our portfolio of fixed maturity investments, especially fixed rate instruments, is a significant source of our market risk.  In addition, the credit worthiness of the issuer, relative values of alternative investments, liquidity and general market conditions may affect fair values of interest rate sensitive instruments.

Our general strategy with respect to fixed maturity securities is to invest in high quality securities while maintaining diversification to avoid significant concentrations in individual issuers’ industry segments or countries.

There has been no significant change in our interest rate risk since December 31, 2001.

Foreign Currency Risk

Foreign currency risk is the potential change in value, income, and cash flow arising from adverse changes in foreign currency exchange rates.  Our functional currency is the U.S. Dollar.  However, we write reinsurance business in numerous geographic regions and currencies, giving rise to the risk that the ultimate settlement of receivables and payables on reinsurance transactions will differ from the amounts currently recorded as assets and liabilities in the financial statements.  Generally, we prefer to maintain the capital of our foreign operations in U.S. Dollar assets, although this varies by regulatory jurisdiction in accordance with market needs.  In some cases, our foreign operations maintain capital in the currency of the country of its geographic location, consistent with local regulatory guidelines.

Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates.  Our primary foreign currency exposures are the Euro, Norwegian Kroner, Australian Dollar, Hong Kong Dollar and Great Britain Pound.

During the third quarter of 2002, we implemented a foreign exchange hedging strategy and policy by entering into a forward foreign exchange contract to hedge our Norwegian Kroner net liability position.  We are currently in the process of expanding this strategy across our other primary foreign currency exposures, and will consider the further use of derivative instruments, if appropriate.

Inflation

Inflation has not had a material impact on our operations for any of the periods presented.  We write reinsurance in Latin America, which has experienced periods of high inflation.  However, it is possible that future inflationary conditions may impact subsequent accounting periods.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Within 90 days before the filing date of this report, ESG’s Chief Executive Officer and Controller and Chief Accounting Officer, along with other members of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, ESG’s Chief Executive Officer and Controller and Chief Accounting Officer have concluded that ESG’s disclosure controls and procedures are effective to timely notify them of material information required to be disclosed in reports ESG submits under the Securities Exchange Act of 1934, as amended.

(b) Since the date of this evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls.

During the second quarter of 2002, we upgraded our internal consolidation system in order to prevent a repetition of the events leading to the $3,992 thousand adjustment in our foreign currency translation account and restatement of our financial statements for the year ended December 31, 2001 and for the quarter ended March 31, 2002.  The adjustment was the product of various errors related to our internal consolidation system, including, for example, a system design problem that generated foreign currency translation of amounts that should not have been translated.

In September 2002, we retained an independent consultant to review our internal controls.  In the first quarter of 2003 we received the consultant’s report and we are working on implementing a number of recommendations that will improve our controls and procedures.

PART II

Item 1.  Legal Proceedings

For a description of our pending lawsuit involving Odyssey Re see our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended, and note 4 to our unaudited condensed consolidated financial statements in this report.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of securities holders during the quarter.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

    (a)      Exhibit Index

Exhibit 11.1	Computation of Earnings Per Share

Exhibit 15.1	Accountants’ Consents

Exhibit 99.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Controller and Chief Accounting Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

    (b)      During the three months ended September 30, 2002, ESG filed the following current Reports on Form 8-K:

On August 16, 2002 we filed a Form 8-K to include a press release on the intended restatement of our financials and the late filing of our Form 10-Q for the second quarter, 2002.

On September 3, 2002, we filed a Form 8-K disclosing a website posting of responses to shareholder questions.

On September 17, 2002, we filed a Form 8-K to include a press release on the engagement of a consultant to review our internal controls and our communications with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESG RE LIMITED

Date: March 31, 2003	/S/ ALASDAIR P. DAVIS
Alasdair P. Davis
Chief Executive Officer

Date: March 31, 2003	/S/ AODH O’MURCHU
Aodh O’Murchu
Controller & Chief Accounting Officer

CERTIFICATIONS UNDER EXCHANGE ACT RULE 13A-14 AND 15D-14

I, Alasdair P. Davis, hereby certify that:

1.     I have reviewed this quarterly report on Form 10-Q of ESG Re Limited;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The issuer’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in paragraph © of the Exchange Act Rules 13a-14 and 15d-14) for the issuer and we have:

a)                        designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic report’s are being prepared;

b)                       evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The issuer’s other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of the issuer’s board of directors (or persons performing the equivalent function):

a)                        all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

b)                       any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.               The issuer’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 31st day of March, 2003

/s/ Alasdair P. Davis
Alasdair P. Davis
Chief Executive Officer

I, Aodh O’Murchu, hereby certify that:

1.     I have reviewed this quarterly report on Form 10-Q of ESG Re Limited;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4.               The issuer’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in paragraph © of the Exchange Act Rules 13a-14 and 15d-14) for the issuer and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

b)                       evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The issuer’s other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of the issuer’s board of directors (or persons performing the equivalent function):

a)                        all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

b)                       any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.               The issuer’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 31st day of March, 2003

/s/ Aodh O’Murchu
Aodh O’Murchu
Controller & Chief Accounting Officer