Form 10-Q/A
period 2001-09-30
ESG RE LTD
filed 2003-05-30
CIK 1049624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY STATEMENT:

We are filing this Form 10-Q/A (Amendment No. 1) to restate in their entirety Items 1 and 2 of Part 1 of our quarterly report of Form 10-Q for the quarter ended September 30, 2001.  For completeness purposes, the full Form 10-Q is filed herein, however, no other parts have been amended.

As previously disclosed, Deloitte & Touche resigned as independent auditors effective November 22, 2002 and subsequently withdrew its audit report related to the year ended December 31, 2001 and review reports for the quarters ended September 30, 2001, March 31, 2002 and June 30, 2002.  We subsequently retained BDO International as our new auditors.

We have restated our financial statements for the three and nine months ended September 30, 2001 and our financial statements for the year ended December 31, 2001 to reflect the correct accounting treatment of the co-reinsurance contract with ACE INA Overseas Insurance Company Ltd (“ACE”).  We have also restated our financial statements for the years ended December 31, 2001, 2000 and 1999 and our financial statements for the three and nine months ended September 30, 2000 to correct an error in our Foreign Currency Translation Account.  For further discussion of these restatements, please refer to Managements Discussion and Analysis of Financial Condition and Results of Operations and Notes 7 and 8 of the Condensed Consolidated Financial Statements.

The restated number for the years ended December 31, 2000 and 1999, resulting from the correction to the Foreign Currency Translation Account have not been audited.  As a result the Consolidated Balance Sheet as at December 31, 2000 is presented herein on an unaudited basis, however management believes that the unaudited financial statements include all adjustments necessary for a fair presentation of our financial position as at December 31, 2000.

Unless otherwise noted, all of the information in this Form 10-Q/A is as of September 30, 2001 and does not reflect any subsequent information on events other than this restatement.

For a discussion of our recent deregistration of our common stock under the Securities Exchange Act of 1934, and the related delisting of our common stock by The Nasdaq Stock Market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”.

We have also provided, in the Management’s Discussion and Analysis of Financial Condition and Results of Operations” a breakdown of our results between our two segments: ESG Reinsurance and ESG Direct.  This information was not included in our original Form 10-Q for the quarter ended September 30, 2001.

ESG RE LIMITED

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ESG RE LIMITED

Condensed Consolidated Balance Sheets (as restated)

(U.S. dollars in thousands except share and per share data)

	September 30, 2001	December 31, 2000
	(Unaudited)	(Unaudited)
ASSETS
Investments – available for sale, at fair value (cost: $157,958 and $166,513)	$165,008	$168,478
Cash and cash equivalents	5,842	26,032
Other investments	14,499	17,736
Total investments and cash	185,349	212,246

Accrued investment income	2,794	3,240
Management fees receivable	43	713
Reinsurance balances receivable	182,456	241,587
Reinsurance recoverable on incurred losses	20,645	15,633
Funds retained by ceding companies	14,424	18,432
Prepaid reinsurance premiums	2,051	5,432
Deferred acquisition costs	38,117	46,611
Other assets	6,979	6,281
Cash and cash equivalents held in a fiduciary capacity	2,223	4,619

TOTAL ASSETS

$

455,081

$

554,794

LIABILITIES
Unpaid losses and loss expenses	$153,998	$179,614
Unearned premiums	110,062	148,124
Acquisition costs payable	39,639	64,604
Reinsurance balances payable	23,461	30,511
Accrued expenses, accounts payable, and other liabilities ($80 and $85 due to related parties)	15,656	13,756
Fiduciary liabilities	2,223	4,619
Total liabilities	345,039	441,228

SHAREHOLDERS’ EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,787,725 shares issued and outstanding for 2001 and 11,777,086 shares issued and outstanding for 2000	11,788	11,777
Additional paid-in capital	207,991	207,642
Accumulated other comprehensive income:
Foreign currency translation adjustments	(131)	(768)
Unrealized gains on securities, net of tax	7,206	1,965
Accumulated other comprehensive income	7,075	1,197
Retained (deficit)	(116,812)	(107,050)
Total shareholders’ equity	110,042	113,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$455,081	$554,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Operations (as restated)

(U.S. dollars in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
REVENUES
Net premiums written	$8,898	$16,010	$75,763	$165,164
Change in unearned premiums	19,861	23,746	33,787	8,849

Net premiums earned	28,759	39,756	109,550	174,013
Management fee revenue	(132)	224	288	1,180
Net investment income	2,512	3,600	9,247	9,691
Gain/(loss) on equity investments	—	23	(29)	309
Net realized investment gain/(loss)	215	472	(2,517)	(599)
	31,354	44,075	116,539	184,594
EXPENSES
Losses and loss expenses	15,870	44,477	72,093	144,395
Acquisition costs	8,980	18,264	33,983	56,387
Administrative expenses	6,407	20,453	20,225	36,550
	31,257	83,194	126,301	237,332

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	97	(39,119)	(9,762)	(52,738)
Income tax expense	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	97	(39,119)	(9,762)	(52,738)

Net Income (Loss) from discontinued operations (Note 4)	—	750	—	(5,178)

NET INCOME (LOSS)	$97	$(38,369)	$(9,762)	$(57,916)

PER SHARE DATA

Basic net income (loss) per share from continuing operations	$0.01	$(3.31)	$(0.83)	$(4.49)

Diluted net income (loss) per share from continuing operations	0.01	(3.31)	(0.83)	(4.49)

Basic net income (loss) per share	$0.01	$(3.25)	$(0.83)	$(4.93)
Diluted net income (loss) per share	0.01	(3.25)	(0.83)	(4.93)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	11,787,725	11,817,349	11,786,000	11,746,066
Diluted	11,787,725	11,817,349	11,786,000	11,746,066
Dividends declared per share	—	$0.08	—	$0.16

The accompanying notes are an integral part of the condensed consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Cash Flows (as restated)

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2001	September 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used by operating activities	$(23,924)	$(44)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity investments acquired – available for sale	(183,557)	(157,716)
Proceeds from sale of fixed maturity investments – available for sale	189,465	162,580
Funding of other investments	(854)	(8,740)
Proceeds from other investments	—	800
Purchases of fixed assets	(1,262)	(476)
Net cash provided/(used) by investing activities	3,792	(3,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(58)	(2,859)
Repurchase of common shares	—	(2,234)
Net cash used in financing activities	(58)	(5,093)

Net (decrease) in cash	(20,190)	(8,689)
Cash and cash equivalents at January 1	26,032	28,278

Cash and cash equivalents at September 30	$5,842	$19,589

The accompanying notes are an integral part of the condensed consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Comprehensive Income (Loss) (as restated)

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Net income (loss)	$97	$(38,369)	$(9,762)	$(57,916)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	305	1,671	638	929
Net unrealized holding (losses)/gains on securities	3,838	1,055	5,241	914
Other comprehensive income (loss)	4,143	2,726	5,879	1,843

Comprehensive income (loss)	$4,240	$(35,643)	$(3,883)	$(56,073)

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

(B)  LEASE COMMITMENTS

The Company and its subsidiaries have various obligations under operating leases.

The future minimum commitments under lease and employment agreements are as follows:

U.S. dollars in thousands	Lease Commitment	Less Sublease Income	Net	Employment Contracts	Total
Years Ending December 31,
2001	320	73	247	265	512
2002	1,058	212	846	508	1,354
2003	793	38	755	77	832
2004	558	—	558	—	558
2005	353	—	353	—	353
Over Five Years	654	—	654	—	654

Total	$3,736	$323	$3,413	$850	$4,263

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

7.   RESTATEMENT OF FINANCIAL STATEMENTS – Co-reinsurance Agreements with ACE INA Overseas Insurance Company Ltd (“ACE”).

We signed a co-reinsurance contract with ACE in November 2001 that became effective retroactively as of January 1, 2001.  Under SFAS 113, the premiums written during the retroactive period were deemed to be written on our own account with the co-reinsurance to ACE treated as a retroactive retrocession arrangement.  However, we did not show premiums earned, losses and loss adjustment expenses and acquisition costs in our reported revenues and expenses, in respect of the retroactive period, in the third and fourth quarters of 2001 and the first and second quarters of 2002.  During the quarter ended September 30, 2002, we realized this error in our treatment of the ACE contract and restated our figures for the correct accounting treatment of this contract.  In accordance with SFAS 113, we did not recognize any of the profits of the ACE share of the reinsurance contract in our statement of operations and hence, there was no impact on our reported net income or net loss in any affected period.  The following table shows the impact that the correct accounting for this contract had on our consolidated balance sheet as of September 30, 2001.  It had no impact on our Consolidated Balance Sheet as at December 31, 2000.

	As Restated	As previously reported
	U.S. dollars in thousands
Deferred Acquisition Costs	38,117	39,134
Unpaid loss & loss Expenses	153,998	152,890
Unearned Premiums	110,062	111,589
Acquisition Costs Payable	39,639	40,237
Shareholders Equity	110,042	110,042

The following statement shows the impact that the correct accounting for this contract had on our consolidated statement of operations for the three and nine months ended September 30, 2001.  It had no impact on the consolidated statement of operations for the three and nine months ended September 30, 2000.

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	As Restated	As previously reported	As Restated	As previously reported
	U.S. dollars in thousands
Net premiums earned	28,759	27,232	109,550	108,023
Loss & loss Expenses	15,870	14,762	72,093	70,985
Acquisition Costs	8,980	8,561	33,983	33,564
Net Income/(loss)	97	97	(9,762)	(9,762)

8.  RESTATEMENT OF FINANCIAL STATEMENTS – Foreign Currency Translation

During the second quarter of 2002, we determined that foreign currency translation adjustments, included in dated other comprehensive income and other expenses, had been misstated by $3,992 thousand due to an error in the system that consolidates the financial results of our subsidiaries.  At the same time we were unable to determine the periods in which the original errors occurred and therefore to correct this error, we restated our financial statements for the year December 31, 2001 in order to reflect a fourth quarter adjustment to foreign currency translation adjustments, and in accumulated other comprehensive income, other expenses, and consolidates statements of changes in shareholders’ equity of $3,992 thousand.  The restated accounts were filed in our 10-K/A (Amendment No. 3) filing of August 22, 2002, which has been further amended by our 10-K/A (Amendment No. 4) filing of May 30, 2003.

Following further investigation we have subsequently determined that the error of $3,992 thousand occurred in the following years:

U.S. dollars in thousands

1999	$488
2000	4,071
2001	(567)
Total	$3,992

We have further restated our financial statements for the fiscal year December 31, 2001, 2000 and 1999 and for the three and nine months ended September 30, 2000 in order to reflect the correct foreign currency translation adjustments included in accumulated other comprehensive income, other expenses, and consolidated statements of changes in shareholders’ equity.  The restatement has had the following impact on our consolidated balance sheets as at September 30, 2001 and December 31, 2000:

	September 30, 2001		December 31, 2000
	U.S. dollars in thousands		U.S. dollars in thousands
	As Restated	As previously restated	As Restated	As previously restated
Foreign currency Translation adjustments, in accumulated other comprehensive income	(131)	(4,694)	(768)	(5,331)
Retained deficit	(116,812)	(112,253)	107,050	102,491

The restatement has had no impact on our statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2001 and the following impact on our statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2000.

	Three Months Ended September 30, 2000		Nine Months Ended September 30, 2000
	U.S. dollars in thousands		U.S. dollars in thousands
	As Restated	As previously reported	As Restated	As previously reported
Other expenses	20,453	16,382	36,550	32,479
Net Loss	(38,369)	(34,298)	(57,916)	(53,845)
Foreign currency translation adjustments, in consolidated statements of comprehensive income	1,671	(2,400)	929	(3,142)

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

9.  SEGMENT INFORMATION

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

Underwriting results for three and nine months ended September 30, 2001 and 2000, by line of business and in total for the ESG Reinsurance segment were as follows:

Three months ended September 30, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$21,218	$1,495	$(202)	$(1,746)	$455	$21,220
Net premiums written	9,430	967	(221)	(1,714)	442	8,904
Net premiums earned	18,215	5,734	317	(383)	558	24,441
Losses and loss expenses	3,839	10,452	171	(252)	761	14,971
Acquisition costs	5,473	1,145	591	4	(534)	6,679
Technical profit/(loss)	8,903	(5,863)	(445)	(135)	331	2,791
Operating costs	4,029	640	73	(83)	121	4,780

Net underwriting income (loss)	$4,874	$(6,503)	$(518)	$(52)	$210	$(1,989)

Three months ended September 30, 2000	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$28,314	$3,692	$(2,039)	$735	$(698)	$30,004
Net premiums written	13,987	2,473	(1,906)	559	(931)	14,182
Net premiums earned	26,647	11,273	(306)	1,288	219	39,121
Losses and loss expenses	26,589	15,762	(510)	1,862	470	44,173
Acquisition costs	11,772	4,609	732	534	226	17,873
Technical Profit/(Loss)	(11,714)	(9,098)	(528)	(1,108)	(477)	(22,925)
Operating costs	12,810	4,286	69	630	107	17,902

Net underwriting income (loss)	$(24,824)	$(13,384)	$(597)	$(1,738)	$(584)	$(40,827)

Nine months ended September 30, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$67,271	$12,052	$(3,349)	$(3,139)	$2,412	$75,247
Net premiums written	50,867	8,858	(3,144)	(4,000)	2,241	54,822
Net premiums earned	62,879	32,700	(1,143)	(898)	2,455	95,993
Losses and loss expenses	37,473	33,281	(1,726)	(1,628)	1,924	69,324
Acquisition costs	19,650	7,574	673	110	(953)	27,054
Technical profit/(loss)	5,756	(8,155)	(90)	620	1,484	(385)
Operating costs	11,664	3,364	(480)	(180)	448	14,816

Net underwriting income (loss)	$(5,908)	$(11,519)	$390	$800	$1,036	$(15,201)

Nine months ended September 30, 2000	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$129,557	$49,913	$1,982	$5,356	$3,131	$189,939
Net premiums written	109,341	45,016	1,950	4,822	2,207	163,336
Net premiums earned	118,080	42,193	5,910	4,593	2,602	173,378
Losses and loss expenses	97,138	38,806	2,032	3,505	2,610	144,091
Acquisition costs	36,435	13,020	3,626	1,571	1,344	55,996
Technical Profit/(loss)	(15,493)	(9,633)	252	(483)	(1,352)	(26,709)
Operating costs	22,367	7,671	736	1,001	730	32,505

Net underwriting income (loss)	$(37,860)	$(17,304)	$(484)	$(1,484)	$(2,082)	$(59,214)

Underwriting results for the three and nine months ended September 30, 2001 and 2000, by line of business and in total, for the ESG Direct segment, were as follows:

Three months ended September 30, 2001

Accident

Credit

Total

U.S. dollars in thousands

Gross premiums written

4,132

(4,138

)

(6

)

Net premiums written

4,132

(4,138

)

(6

)

Net premiums earned

4,122

196

4,318

Losses and loss expenses

849

50

899

Acquisition costs

2,423

(122

)

2,301

Technical profit/(loss)

850

268

1,118

Operating costs

1,489

38

1,527

Net underwriting income/(loss)

(639

)

230

(409

)

Three months ended September 30, 2000

Accident

Credit

Total

U.S. dollars in thousands

Gross premiums written

1,828

0

1,828

Net premiums written

1,828

0

1,828

Net premiums earned

635

0

635

Losses and loss expenses

304

0

304

Acquisition costs

391

0

391

Technical profit/(loss)

(60

)

0

(60

)

Operating costs

1,536

0

1,536

Net underwriting income/(loss)

(1,596

)

0

(1,596

)

Nine months ended September 30, 2001

Accident

Credit

Total

U.S. dollars in thousands

Gross premiums written

12,709

8,232

20,941

Net premiums written

12,709

8,232

20,941

Net premiums earned

12,665

892

13,557

Losses and loss expenses

2,520

249

2,769

Acquisition costs

7,105

(176

)

6,929

Technical profit/(loss)

3,040

819

3,859

Operating costs

4,671

458

5,129

Net underwriting income/(loss)

(1,631

)

361

(1,270

)

Nine months ended September 30, 2000

Accident

Credit

Total

U.S. dollars in thousands

Gross premiums written

1,828

0

1,828

Net premiums written

1,828

0

1,828

Net premiums earned

635

0

635

Losses and loss expenses

304

0

304

Acquisition costs

391

0

391

Technical profit/(loss)

(60

)

0

(60

)

Operating costs

1,536

0

1,536

Net underwriting income/(loss)

(1,596

)

0

(1,596

)

Report of Independent Accountants

To the Board of Directors and Shareholders

ESG Re Limited

We have reviewed the condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations and comprehensive income/loss for the three-month and nine-month periods ended September 30, 2001, and cash flows for the nine-month periods ended September 30, 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management.

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

The condensed consolidated balance sheets as of September 30, 2001 and December 31, 2000 and the condensed consolidated statements of operations and comprehensive income/loss for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000 and cash flows for the nine-month period ended September 30, 2001 and 2000 have been restated.  The effects of the restatements are set out in Notes 7 and 8 to the unaudited condensed consolidated financial statements.

BDO International

Dublin Ireland

Date: May 30, 2003

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion and analysis addresses the financial condition of ESG as of September 30, 2001compared with December 31, 2000 and our results of operation for the three and nine months ended September 30, 2001 compared with the same periods last year.  You should read this discussion and analysis with our unaudited condensed consolidated financial statements and related notes included in Item 1 of this Form 10-Q, and our audited financial statements and related notes contained in our 2000 Annual Report on Form 10-K.  Our independent accountants have reviewed our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 in accordance with auditing standards generally accepted in the United States of America.  The results of our operations for the period ended September 30, 2001 are not necessarily indicative of our results for the full year.

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

On November 25, 2002, we received a Nasdaq Staff Determination letter indicating that, as a result of our  failure to timely file its Report on Form 10-Q for the period ended September 30, 2002, our securities would be delisted from the Nasdaq Stock Market, effective at the opening of business on December 3, 2002.  We requested an oral hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff Determination, which request stayed the delisting of our securities.  Thereafter, on December 17, 2002, we were notified that we failed to maintain a closing bid price of at least $1.00 per share for 30 consecutive trading days, and that we should discuss our plan to remedy that additional deficiency at the hearing.  The hearing was held on December 20, 2002.  By letter dated January 31, 2003, we were was advised that the Panel had determined that our securities would be delisted from The Nasdaq Stock Market effective with the opening of business on Tuesday, February 4, 2003.  The reason given for the decision was the failure to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2002.  In addition, the Panel cited as a reason for its delisting decision, our failure to file any of the amendments to previously filed reports under the Securities Exchange Act of 1934, as amended, for any of the anticipated restatements of certain information in our financial statements.  Nasdaq’s delisting decision will not be appealed.

On March 17, 2003 we filed with the SEC our certification on Form 15 to deregister our common stock under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Upon filing, our obligations to file reports Form 10-K, Form 10-Q and other periodic reports that were not yet due were immediately suspended.  Our certification to deregister is expected to become final within 90 days of filing.  If the SEC determines to deny our certification within such 90 day period, we would have 60 days to bring all periodic reports due current.

We intend to continue to make available to our shareholders quarterly and annual financial information in substantially the same form as presently made available.  We also intend to generally comply with the corporate governance regulations and guidelines that would be applicable if our common stock was still registered under the Exchange Act and listed on Nasdaq.

The Company’s securities are being quoted through the Pink Sheets stock quotation service.  We anticipate (although there is no assurance), that Carr Securities Corp., Port Washington, NY, and Morgan Keegan & Co., Inc., Birmingham, AL, will continue to quote our common stock.  There is no assurance that a trading market will develop.

Legal Proceedings

We and our subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of business.  We do not believe that such litigation will have a material adverse effect on our financial condition, future operating results, or liquidity.

In February 2000, Odyssey Re (Sphere Drake) instituted an action in England against a broker, Stirling Cooke Brown and others, alleging fraud and conspiracy on the reinsurance placement of 1997 and 1998 Personal Accident and Workers Compensation “carve out” business with Odyssey Re (Sphere Drake).  During 1998, ESG accepted a 25% quota share reinsurance treaty with Odyssey Re (Sphere Drake).  This treaty terminated as of December 31, 1998, but we renewed our participation for 1999 directly with the underwriting agent involved in the 1998 year.  In December 1999, we gave notice to rescind our contract with Odyssey Re (UK) for misrepresentation and failure to disclose material facts.  On November 29, 2000, we filed suit in the High Court to seek a judicial confirmation of our rescission.  On February 5, 2001, Odyssey Re (Sphere Drake) filed a response.  In December 2002, Odyssey Re (Sphere Drake) accepted our rescission of this treaty in return for a contribution to its legal fees.

We have also given notice we intend to rescind the 1999 account.  This matter is in discovery and is now set for arbitration in late 2003.  We believe the outcome of the pending litigation between Odyssey Re (Sphere Drake) and Stirling Cooke Brown and others will have an impact on this arbitration.

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

RESTATEMENT OF FINANCIAL STATEMENTS

Co-reinsurance Agreements with ACE INA Overseas Insurance Company Ltd

We signed a co-reinsurance contract with ACE in November 2001 that became effective retroactively as of January 1, 2001.  Under SFAS 113, the premiums written during the retroactive period were deemed to be written on our own account with the co-reinsurance to ACE treated as a retroactive retrocession arrangement.  However, we did not show premiums earned, losses and loss adjustment expenses and acquisition costs in our reported revenues and expenses, in respect of the retroactive period, in the third and fourth quarters of 2001 and the first and second quarters of 2002.  During the quarter ended September 30, 2002, we realized this error in our treatment of the ACE contract and restated our figures for the correct accounting treatment of this contract.  In accordance with SFAS 113, we did not recognize any of the profits of the ACE share of the reinsurance contract in our statement of operations and hence, there was no impact on our reported net income or net loss in any affected period.  The following table shows the impact that the correct accounting for this contract had on our consolidated balance sheet as of September 30, 2001.  It had no impact on our Consolidated Balance Sheet as at December 31, 2000.

	As Restated	As previously reported
	U.S. dollars in thousands
Deferred Acquisition Costs	38,117	39,134
Unpaid loss & loss Expenses	153,998	152,890
Unearned Premiums	110,062	111,589
Acquisition Costs Payable	39,639	40,237
Shareholders Equity	110,042	110,042

The following statement shows the impact that the correct accounting for this contract had on our consolidated statement of operations for the three and nine months ended September 30, 2001.  It had no impact on the consolidated statement of operations for the three and nine months ended September 30, 2000.

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2000
	As Restated	As previously reported	As Restated	As previously reported
	U.S. dollars in thousands
Net premiums earned	28,759	27,232	109,550	108,023
Loss & loss Expenses	15,870	14,762	72,093	70,985
Acquisition Costs	8,980	8,561	33,983	33,564
Net Income/(loss)	97	97	(9,762)	(9,762)

Foreign Currency Translation

During the second quarter of 2002, we determined that foreign currency translation adjustments, included in dated other comprehensive income and other expenses, had been misstated by $3,992 thousand due to an error in the system that consolidates the financial results of our subsidiaries.  At the same time we were unable to determine the periods in which the original errors occurred and therefore to correct this error, we restated our financial statements for the year December 31, 2001 in order to reflect a fourth quarter adjustment to foreign currency translation adjustments, and in accumulated other comprehensive income, other expenses, and consolidates statements of changes in shareholders’ equity of $3,992 thousand.  The restated accounts were filed in our 10-K/A (Amendment No. 3) filing of August 22, 2002, which was further amended in our 10K/A (Amendment No. 4) filing of May 30, 2003.

Following further investigation we have subsequently determined that the error of $3,992 thousand occurred in the following years:

U.S. dollars in thousands

1999	$488
2000	4,071
2001	(567)
Total	$3,992

We have further restated our financial statements for the fiscal year December 31, 2001, 2000 and 1999 and for the three and nine months ended September 30, 2000 in order to reflect the correct foreign currency translation adjustments included in accumulated other comprehensive income, other expenses, and consolidated statements of changes in shareholders’ equity.  The restatement has had the following impact on our consolidated balance sheets as at September 30, 2001 and December 31, 2000:

	September 30, 2001		December 31, 2000
	U.S. dollars in thousands		U.S. dollars in thousands
	As Restated	As previously restated*	As Restated	As previously restated*
Foreign currency Translation adjustments, in accumulated other comprehensive income	(131)	(4,694)	(768)	(5,331)
Retained deficit	(116,812)	(112,253)	107,050	102,491

The restatement has had no impact on our statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2001 and the following impact on our statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2000.

	Three Months Ended September 30, 2000		Nine Months Ended September 30, 2000
	U.S. dollars in thousands		U.S. dollars in thousands
	As Restated	As previously reported	As Restated	As previously reported
Other expenses	20,453	16,382	36,550	32,479
Net Loss	(38,369)	(34,298)	(57,916)	(53,845)
Foreign currency translation adjustments, in consolidated statements of comprehensive income	1,671	(2,400)	929	(3,142)

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

*The previous restatement was reflected in our Form 10-K/A filed August, 22, 2002.

Principal Activities and Sources of Revenue

Our principal activities include providing accident, health, credit, life and special risk reinsurance and related product marketing and development services.  We also manage premiums on behalf of co-reinsurers on North American business written in 2001 and 2002.  We report the results of our business activities under two segments:  ESG Reinsurance and ESG Direct.  We evaluate the results of these segments based on business writings out of each of our producing offices.  ESG Reinsurance provides traditional reinsurance products, primarily in the U.S. medical insurance market, and ESG Direct provides direct marketing services, bancassurance services, and supporting technologies as well as targeted reinsurance products for credit life and other special risks.

We derive our revenues principally from:

•                  Premiums for reinsurance products,

•                  Fees for direct marketing services,

•                  Management fees, and

•                  Investment income.

RESULTS OF OPERATIONS

For the three months ended September 30, 2001, the Company had net income of $0.1 million compared to a net loss of $38.4 million for the third quarter of 2000.  Net income per share for the three months ended September 30, 2001 was $0.01 compared with a net loss per share of $3.25 for the third quarter 2000.  Included in last year’s results was income from discontinued operations of $0.8 million or $0.06 per shares representing the recovering of expenses relating to the divested non-core health care operations.  The net operating loss for third quarter 2001, which excluded realized investment gains and losses, was $0.01 per share.  Net operating loss for the third quarter 2000, which excludes realized investment gains and losses and loss investments, was $3.29 per share.

An underwriting profit (before operating expenses) of $3.9 million for the quarter and investment income of $2.7 million offset operating expenses of $6.4 million and management fee losses of $0.1 million.

For the nine months ended September 30, 2001, the Company had a net loss of $9.8 million, compared to a net loss of $57.9 million for the same period in 2000.  Net loss per share for the nine months ended September 30, 2001 was

$0.83 compared to net loss per share of $4.93 for the nine months ended September 30, 2000.

Total revenues for the three months ended September 30, 2001 were $31.4 million, consisting of net premiums earned of $28.8 million, net investment income of $2.5 million, realized investment gains of $0.2 million, and management fee revenue of $(0.1) million.  For the three months ended September 30, 2000 total revenues were $44.1 million consisting of net premiums earned of $39.8 million, net investment income of $3.6 million, realized investment gains of $0.5 million, gain on equity investments of under $0.1 million and management fee revenue of $0.2 million.

Total revenues for the nine months ended September 30, 2001 were $116.5 million, consisting of net earned premiums of $109.5 million, net investment income of $9.2 million, realized investments losses of $2.5 million, and management fee revenue of $0.3 million.  For the nine months ended September 30, 2000 total revenues were $184.6 million consisting of net premiums earned of $174.0 million, net investment income of $9.7 million, realized investment losses of $0.6 million, gain on equity investments of $0.3 million and management fee revenue of $1.2 million.

For the three months ended September 30, 2001, expenses were $31.3 million, consisting of $15.9 million of losses and loss expenses, $9.0 million of acquisition costs, and $6.4 million of operating expenses.  Total expenses for the three months ended September 30, 2000 were $83.2 million, consisting of $44.5 million of losses and loss expenses, $18.2 million of acquisition costs, and $20.5 million of operating expenses (including a provision to legal reserve of $8.4 million).

Total expenses for the nine months ended September 30, 2001 were $126.3 million, consisting of $72.1 million of losses and loss expense, $34.0 million of acquisition costs, and $20.2 million of operating expenses.  For the nine months ended September 30, 2000, total expenses were $237.3 million, consisting of $144.4 million of losses and loss expense, $56.4 million of acquisition costs, and $36.5 million of operating expenses.

NET UNDERWRITING INCOME

Gross premiums written declined by $10.6 million, or 33.4%, for the three months ended September 30, 2001, compared to the corresponding prior year period.  For the nine months ended September 30, 2001, gross premiums written decreased by $95.6 million, or 49.8% when compared with the same prior year period.  The reduction, for the most part, is a reflection of the Company’s stated objective to reduce premium writings, concentrating on those markets that offer the best profit opportunities.  In addition, the Company rescinded one medical treaty underwritten in 1999 in the first quarter of this year, which resulted in a reduction in Gross Written and Net Earned Premium of $9.5 million, respectively.

An underwriting profit (before operating costs) of $3.9 million and $3.5 million was posted in the quarter and nine months ended September 30, 2001, respectively. Business underwritten in 2001 contributed approximately one-half of this result as premiums written this year are now beginning to earn through. Also, we are seeing positive development on business written last year.  The year to date results were negatively impacted by the cost of $2.2 million incurred in the first quarter to exit certain unprofitable books of business that automatically would have renewed.  Rate increases being effected on premiums written in respect of the 2001 underwriting year are now having an effect on underwriting results, and are expected to contribute significantly more in ensuing quarters as that premium is earned.  It is important to note that the significant reserving done in the third quarter of last year continues to prove adequate in connection with the Company’s efforts to close out the 1998 and the 1999 underwriting years.

Underwriting results for the three months ended September 30, 2001 and 2000, by line of business and in total, for the ESG Reinsurance segment were as follows:

Three months ended September 30, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$21,218	$1,495	$(202)	$(1,746)	$455	$21,220
Net premiums written	9,430	967	(221)	(1,714)	442	8,904
Net premiums earned	18,215	5,734	317	(383)	558	24,441
Losses and loss expenses	3,839	10,452	171	(252)	761	14,971
Acquisition costs	5,473	1,145	591	4	(534)	6,679
Technical profit/(loss)	8,903	(5,863)	(445)	(135)	331	2,791
Operating costs	4,029	640	73	(83)	121	4,780

Net underwriting income (loss)	$4,874	$(6,503)	$(518)	$(52)	$210	$(1,989)

Three months ended September 30, 2000	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$28,314	$3,692	$(2,039)	$735	$(698)	$30,004
Net premiums written	13,987	2,473	(1,906)	559	(931)	14,182
Net premiums earned	26,647	11,273	(306)	1,288	219	39,121
Losses and loss expenses	26,589	15,762	(510)	1,862	470	44,173
Acquisition costs	11,772	4,609	732	534	226	17,873
Technical Profit/(Loss)	(11,714)	(9,098)	(528)	(1,108)	(477)	(22,925)
Operating costs	12,810	4,286	69	630	107	17,902

Net underwriting income (loss)	$(24,824)	$(13,384)	$(597)	$(1,738)	$(584)	$(40,827)

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

Underwriting results for the nine months ended September 30, 2001 and 2000, by line of business and in total for the ESG Reinsurance segment were as follows:

Nine months ended September 30, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$67,271	$12,052	$(3,349)	$(3,139)	$2,412	$75,247
Net premiums written	50,867	8,858	(3,144)	(4,000)	2,241	54,822
Net premiums earned	62,879	32,700	(1,143)	(898)	2,455	95,993
Losses and loss expenses	37,473	33,281	(1,726)	(1,628)	1,924	69,324
Acquisition costs	19,650	7,574	673	110	(953)	27,054
Technical profit/(loss)	5,756	(8,155)	(90)	620	1,484	(385)
Operating costs	11,664	3,364	(480)	(180)	448	14,816

Net underwriting income (loss)	$(5,908)	$(11,519)	$390	$800	$1,036	$(15,201)

Nine months ended September 30, 2000	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	$129,557	$49,913	$1,982	$5,356	$3,131	$189,939
Net premiums written	109,341	45,016	1,950	4,822	2,207	163,336
Net premiums earned	118,080	42,193	5,910	4,593	2,602	173,378
Losses and loss expenses	97,138	38,806	2,032	3,505	2,610	144,091
Acquisition costs	36,435	13,020	3,626	1,571	1,344	55,996
Technical Profit/(loss)	(15,493)	(9,633)	252	(483)	(1,352)	(26,709)
Operating costs	22,367	7,671	736	1,001	730	32,505

Net underwriting income (loss)	$(37,860)	$(17,304)	$(484)	$(1,484)	$(2,082)	$(59,214)

For the nine months ended September 30, 2001, gross written premiums are approximately half last year’s level, again, in line with the company’s stated objectives.  The net underwriting loss was a function of total operating costs as the majority of earned premium from prior underwriting years is contributing little in the way of underwriting profits, again in line with expectations.  Improvement in net underwriting income will be a function of operating results from the 2001 underwriting year, as those premiums are earned, and management of operating costs in line with reduced premium writings.

Underwriting results for the three and nine months ended September 30, 2001 and 2000, by line of business and in total, for the ESG Direct segment, were as follows:

Three months ended September 30, 2001

Accident

Credit

Total

U.S. dollars in thousands

Gross premiums written

4,132

(4,138

)

(6

)

Net premiums written

4,132

(4,138

)

(6

)

Net premiums earned

4,122

196

4,318

Losses and loss expenses

849

50

899

Acquisition costs

2,423

(122

)

2,301

Technical profit/(loss)

850

268

1,118

Operating costs

1,489

38

1,527

Net underwriting income/(loss)

(639

)

230

(409

)

Three months ended September 30, 2000

Accident

Credit

Total

U.S. dollars in thousands

Gross premiums written

1,828

0

1,828

Net premiums written

1,828

0

1,828

Net premiums earned

635

0

635

Losses and loss expenses

304

0

304

Acquisition costs

391

0

391

Technical profit/(loss)

(60

)

0

(60

)

Operating costs

1,536

0

1,536

Net underwriting income/(loss)

(1,596

)

0

(1,596

)

Nine months ended September 30, 2001

Accident

Credit

Total

U.S. dollars in thousands

Gross premiums written

12,709

8,232

20,941

Net premiums written

12,709

8,232

20,941

Net premiums earned

12,665

892

13,557

Losses and loss expenses

2,520

249

2,769

Acquisition costs

7,105

(176

)

6,929

Technical profit/(loss)

3,040

819

3,859

Operating costs

4,671

458

5,129

Net underwriting income/(loss)

(1,631

)

361

(1,270

)

Nine months ended September 30, 2000

Accident

Credit

Total

U.S. dollars in thousands

Gross premiums written

1,828

0

1,828

Net premiums written

1,828

0

1,828

Net premiums earned

635

0

635

Losses and loss expenses

304

0

304

Acquisition costs

391

0

391

Technical profit/(loss)

(60

)

0

(60

)

Operating costs

1,536

0

1,536

Net underwriting income/(loss)

(1,596

)

0

(1,596

)

We commenced the Direct business for the Accident line of business in Quarter 3 of 2000 and for the Credit line of business in Quarter 1 of 2001.

Operating Ratios

The operating ratios for the three months ended September 30, 2001 and 2000, by line of business for the reinsurance segment and in total were as follows:

Three months ended September 30, 2001	Medical	Accident	Credit	Life	Other	Total
Loss ratio	21.1%	182.3%	53.9%	65.8%	136.4%	61.3%
Acquisition expense ratio	30.0%	20.0%	186.4%	(1.0)%	(95.7)%	27.3%
Loss and acquisition expense ratio	51.1%	202.3%	240.3%	64.8%	40.7%	88.6%
Operating expense ratio						19.6%
Combined ratio						108.2%

Three months ended September 30, 2000	Medical	Accident	Credit	Life	Other	Total
Loss ratio	99.8%	139.8%	166.7%	144.6%	214.6%	112.9%
Acquisition expense ratio	44.2%	40.9%	(239.2)%	41.5%	103.2%	45.7%
Loss and acquisition expense ratio	144.0%	180.7%	(72.5)%	186.1%	317.8%	158.6%
Operating expense ratio						45.8%
Combined ratio						204.4%

The positive development on the North American medical book in the three months ended September 30, 2001 contributed significantly to the 21.1% loss ratio reported above.  The nine months’ result for this book is more reflective of the expected loss ratio on the overall book.

The operating ratios for the nine months ended September 30, 2001 and 2000, by line of business for the reinsurance segment and in total were as follows:

Nine months ended September 30, 2001	Medical	Accident	Credit	Life	Other	Total
Loss ratio	59.6%	101.8%	151.1%	181.3%	78.4%	72.2%
Acquisition expense ratio	31.3%	23.2%	(58.9)%	(12.3)%	(38.8)%	28.2%
Loss and acquisition expense ratio	90.9%	125.0%	92.2%	169.0%	39.6%	100.4%
Operating expense ratio						15.4%
Combined ratio						115.8%

Nine months ended September 30, 2000	Medical	Accident	Credit	Life	Other	Total
Loss ratio	82.3%	92.0%	34.4%	76.3%	100.3%	83.1%
Acquisition expense ratio	30.9%	30.9%	61.4%	34.2%	51.7%	32.3%
Loss and acquisition expense ratio	113.1%	122.9%	95.8%	110.5%	152.0%	115.4%
Operating expense ratio						18.7%
Combined ratio						134.1%

The operating expense ratios for the three months and nine months ended September 30, 2001 and 2000, respectively, were calculated by expressing total administrative expenses net of corporate office expenses as a percentage of net premiums earned.  Total operating expenses for the three months ended September 30, 2001 represent 53.7% of net premiums written and 19.6% of net premiums earned, compared to 126.5% and 45.8%, respectively, for the prior year.  Total operating expenses for the nine months ended September 30, 2001 represent 27.0% of net premiums written and 15.4% of net premiums earned, compared to 19.9% and 18.7%, respectively, for the prior year.  Savings currently being generated from the rationalization of the company’s traditional reinsurance business are being invested in the expansion of its ESG-Direct division.  The Company has a stated objective to further rationalize its expense base to bring it more in line with industry norms for the premium volume now being written.

The operating ratios for the three and nine months ended September 30, 2001 and 2000, by line of business, for the Direct Segment and in total, were as follows:

Three months ended September 30, 2001

Accident

Credit

Total

Loss ratio

20.6

%

25.5

%

20.8

%

Acquisition expense ratio

58.8

%

(62.2

)%

53.3

%

Loss and acquisition expense ratio

79.4

%

(36.7

)%

74.1

%

Operating expense ratio

35.4

%

Combined ratio

109.5

%

Three months ended September 30, 2000

Accident

Credit

Total

Loss ratio

47.9

%

0

%

47.9

%

Acquisition expense ratio

61.6

%

0

%

61.6

%

Loss and acquisition expense ratio

109.5

%

0

%

109.5

%

Operating expense ratio

241.9

%

Combined ratio

351.4

%

Nine months ended September 30, 2001

Accident

Credit

Total

Loss ratio

19.9

%

27.9

%

20.4

%

Acquisition expense ratio

56.1

%

(19.7

)%

51.1

%

Loss and acquisition expense ratio

76.0

%

8.2

%

71.5

%

Operating expense ratio

37.8

%

Combined ratio

109.3

%

Nine months ended September 30, 2000

Accident

Credit

Total

Loss ratio

47.9

%

0

%

47.9

%

Acquisition expense ratio

61.6

%

0

%

61.6

%

Loss and acquisition expense ratio

109.5

%

0

%

109.5

%

Operating expense ratio

241.9

%

Combined ratio

351.4

%

We commenced the Direct business for the Accident line of business in Quarter 3 of 2000 and for the Credit line of business in Quarter 1 of 2001.

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

Operating Expenses

Total administrative expenses for the three months ended September 30, 2001 were $6.4 million, compared to $20.5 million for the three months ended September 30, 2000 and $7.1 million for the three months ended June 30, 2001.  The decrease in the quarter when compared to the second quarter of this year was the result of adding $0.9 million to the company’s legal reserve in the second quarter to cover estimated costs associated with resolving disputes in respect of certain reinsurance contracts.  Otherwise, savings generated from various actions being taken to right size the traditional reinsurance division are being invested in the ESG Direct segment as the Company effects its strategy to expand those operations into Southern Europe.

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

INVESTMENT RESULTS

The investment results for the three months ended September 30, 2001 and 2000 were as follows:

Three Months ended September 30, 2001 U.S dollars in thousands	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains
Investments – available for sale	$164,483	$2,305	5.6%	$215
Other investments	14,375	107	3.0%	—
Cash and cash equivalents	6,641	100	6.0%	—
Total	$185,499	$2,512	4.9%	$215

Three Months ended September 30, 2000 U.S dollars in thousands	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains
Investments – available for sale	$176,938	$3,255	7.4%	$472
Other investments	14,724	89	2.4%	—
Cash and cash equivalents	18,006	256	5.7%	—
Total	$209,668	$3,600	6.9%	$472

(1)  Net investment income is net of investment-related expenses

The investment results for the nine months ended September 30, 2001 and 2000 were as follows:

Nine Months ended September 30, 2001 U.S dollars in thousands	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Losses
Investments – available for sale	$168,350	$8,082	6.4%	$1,683
Other investments	16,426	469	3.8%	(4,200)
Cash and cash equivalents	18,032	696	5.1%	—
Total	$202,808	$9,247	5.1%	$(2,517)

Nine Months ended September 30, 2000 U.S dollars in thousands	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Losses
Fixed maturity investments	$177,432	$8,760	6.6%	$(599)
Other investments	13,287	345	3.5%	—
Cash and cash equivalents	22,490	586	3.5%	—
Total	$213,209	$9,691	6.1%	$(599)

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

Exhibit 10.1	Subscription Agreement and Bondholders Conversion Agreement relating to an investment in 4Sigma (Bermuda) Ltd.*

Exhibit 11.1	Computation of Earnings Per Share

Exhibit 99.1	Press release dated November 8, 2001 announcing appointment of new director*

Exhibit 99.2	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 99.3	Certification of Controller and Chief Accounting Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001.

(b)         Reports on Form 8-K

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 30, 2003
ESG RE LIMITED

	By:	/s/ Aodh O’Murchu
Name: Aodh O’Murchu
Title: Controller & Chief Accounting Officer

ESG RE LIMITED

	By:	/s/Alasdair Davis
Name: Alasdair Davis
Title: Chief Executive Officer

CERTIFICATIONS UNDER EXCHANGE ACT RULE 13A-14 AND 15D-14

I, Alasdair P. Davis, hereby certify that:

1.               I have reviewed this quarterly report on Form 10-Q of ESG Re Limited;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated this 30th May, 2003

/s/ Alasdair P. Davis
Alasdair P. Davis
Chief Executive Officer

******************************************

I, Aodh O’Murchu, hereby certify that:

1.               I have reviewed this quarterly report on Form 10-Q of ESG Re Limited;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report and

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

Dated this 30th May, 2003

/s/ Aodh O’Murchu
Aodh O’Murchu
Controller & Chief Accounting Officer