Form 10-K/A
period 2001-12-31
ESG RE LTD
filed 2003-05-30
CIK 1049624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 4

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

None

Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act

Title of each class

Common Shares, $1.00 par value (See Explanatory Statement)

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

EXPLANATORY STATEMENT:

We are filing this Form 10-K/A (Amendment No. 4) to restate in their entirety Items 6, 7, 8 and 9 of Part II and Item 14 of Part IV of our Annual Report on Form 10-K for the year ended December 31, 2001.  For completeness purposes, the full Form 10-K is filed within, however, no other parts have been amended.

As previously disclosed, Deloitte & Touche resigned as independent auditors effective November 22, 2002 and subsequently withdrew its audit report related to the year ended December 31, 2001 and review reports for the quarters ended September 30, 2001, March 31, 2002 and June 30, 2002.  We subsequently retained BDO International as our new auditors.

We have restated our Financial Statements for the year ended December 31, 2001 to reflect the correct accounting treatment of the co-reinsurance contract with ACE Capital Re Overseas Ltd (“ACE”).  We have also restated our Financial Statements for the years ended December 31, 2001, 2000 and 1999 and our financial statements for the three and nine months ended September 30, 2000 to correct an error in our Foreign Currency Translation Account.  For further discussion of these restatements, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 20 and 21 of the Consolidated Financial Statements.

The restated numbers for the years ended December 31, 2000 and 1999, resulting from the correction to the Foreign Currency Translation Account, have not been audited.  As a result, the Consolidated Balance Sheet as at December 31, 2000 and Consolidated Statements of Operations, Cash Flows and Comprehensive Income/(Loss) for the years ended December 31, 2000 and 1999 are presented herein on an unaudited basis; however, management believes that the unaudited financial statements include all adjustments necessary for a fair presentation of our financial position as of December 31, 2000 and 1999.

Unless otherwise noted, all of the information in this Form 10-K/A is as of December 31, 2001 and does not reflect any subsequent information or events other than this restatement.

For a discussion of our recent deregistration of our Common Stock under the Securities Exchange Act of 1934, and the related delisting of our Common Stock by The Nasdaq Stock Market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”.

PART I.

Unless the context requires otherwise, references in this Form 10-K to “ESG,” “we,” “us,” “our” and “ours” mean ESG Re Limited and the subsidiaries through which it operates.

ITEM 1.  BUSINESS

General Development of ESG’s Business

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

Reinsurers indemnify ceding companies on either a pro rata basis or an excess of loss basis.  Under pro rata reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion.  Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses in excess of a specified dollar amount, known as the ceding company’s “retention” or “attachment point,” which is generally subject to a negotiated reinsurance contract limit.

Premiums payable to the reinsurer by the ceding company for excess of loss coverage are not directly proportional to the premiums the ceding company receives because the reinsurer does not assume a proportionate risk.  Under pro rata reinsurance, the reinsurer generally pays the ceding company a commission.  This ceding company commission generally is based on the ceding company’s costs of acquiring the business being reinsured, including commissions, premium taxes, assessments and administrative expenses.  There is normally no ceding company commission on excess of loss reinsurance.

Reinsurers may purchase reinsurance to cover their own risk exposure.  Reinsurance of a reinsurer’s business is called a retrocession or “outward risk” reinsurance.  Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause insurers to purchase reinsurance:  to reduce net liability on individual risks, protect against catastrophic losses, obtain underwriting capacity, reduce financial leverage and stabilize operating results.

Reinsurance can be written through professional reinsurance brokers or directly with ceding companies.  From a ceding company’s perspective, both the broker market and the direct market have advantages and disadvantages.  A ceding company’s decision to select one channel market over the other will be influenced by its perception of such advantages and disadvantages relative to the reinsurance coverage being placed.

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

We encourage our ceding clients through regular client meetings and audits to employ stringent cost control and loss prevention measures, such as managing a patient’s choice of doctors and hospital networks, reducing benefit utilization and claims frequency.

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

Primary Insurance Operations Under ESG Reinsurance

In addition to ESG’s reinsurance operations, we have two subsidiaries that write primary insurance policies as well as, to a lesser extent, reinsurance policies.  One of these companies is based in the former Soviet State of Georgia, and the other in Ireland.  The Georgian company, IMEDI L Insurance Company Limited (IMEDI), sells property and casualty insurance to individuals and companies seeking to insure themselves against these risks.  We have recently made changes to our underwriting policies at IMEDI to limit our underwriting exposure.  The Irish company, Accent Europe Insurance Company, Ltd., offers accident and health insurance products.

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

ESG Direct complements our core reinsurance business by providing our customers with product development and direct marketing strategies, as well as the technological infrastructure necessary to run an expanding insurance business.  For most of ESG Direct’s customers, we market insurance products on behalf of the customer, and the customer purchases reinsurance from us to cover its insurance risks on the insurance product once it is sold.  The bancassurance component of our ESG Direct business segment focuses on assisting banks, lenders, finance houses, credit unions, credit card issuers and other financial institutions in the marketing of their credit insurance products.  We will continue to invest in and expand on these direct marketing and bancassurance operations in 2002.

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

For a breakdown of our products by business segment, refer to the product mix table under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

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

Discontinued Operations

Effective as of June 30, 2000, as described below, we divested our health care operations in accordance with a plan approved by our Board of Directors and now report the results from our former health care segment as discontinued operations.  In 2000, we restated prior periods to reflect the status of this segment as a discontinued operation.  For a more complete discussion of our discontinued health care operations, see “Management’s Discussion and Analysis of Operations” and Note 11 to our Consolidated Financial Statements.

Market Growth

Our long-term business strategy is to achieve underwriting profits and provide value to our clients by expanding our core reinsurance and direct marketing businesses on a selective basis, and increasing the quality of our underwriting.  Although we have scaled back our traditional reinsurance business in less profitable areas, the primary area where we continue to offer reinsurance, the U.S. medical market, still provides growth opportunities because of our expertise, experience and existing relationships.  We are well positioned to benefit from ESG Direct’s growth, which we believe will lead to new reinsurance partnerships with providers of bancassurance, life, and accident insurance.

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

As part of our underwriting process, we focus on the experience and reputation of the proposed ceding company, the likelihood of establishing a long-term relationship, the geographic area in which the ceding company conducts business and the ceding company’s market share.  We also review historical loss data in order to compare the ceding company’s historical loss experience to industry averages, as well as the perceived financial strength of the ceding company.  In addition, when appropriate, we conduct underwriting and claim audits at the offices of ceding companies to ensure that they operate within our guidelines.  Underwriting audits focus on the quality of the underwriting staff, the selection and pricing of risks and the capability of monitoring price levels over time.  Claim audits are performed in order to evaluate the client’s claims handling abilities and practices.

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

Claims

We operate an internal claims management, support and payment function.  Unlike many other reinsurers, in many instances we are involved in claims administration with our ceding clients either directly or through third party claims administrators as soon as the insured makes a claim against its policy.  Many of our reinsurance treaties contain either “claims control” or “claims co-operation” clauses that permit us to maintain this involvement from the first dollar level.  Claims control clauses allow us to determine the extent to which our ceding client will pay an initial claim, and claims co-operation clauses allow us to make this determination jointly with the ceding client.

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

Competition

The reinsurance industry is highly competitive.  Many factors affect competition in the reinsurance market, including the perceived overall financial strength of the reinsurer, the credit rating of the reinsurer, underwriting expertise, the jurisdictions where the reinsurer is licensed or otherwise authorized, premiums charged, other terms and conditions of the reinsurance business offered, contract terms and conditions, services offered, speed of claims payment, reputation and experience.  We compete in the North American, Latin American, European and other international reinsurance markets.  Our competitors include independent reinsurance companies, subsidiaries or affiliates of established international reinsurance companies, reinsurance departments of primary insurance companies and underwriting syndicates, including those at Lloyd’s of London.  Some of these competitors have greater financial resources than we do and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  We also compete with providers of alternative forms of risk transfer such as investment banks, which offer capital market mechanisms such as the securitization of reinsurance risks, for primary insurers to transfer such risks directly to investors.

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

Our competitors for ESG Reinsurance differ by market.  In North America, our primary competitors are American Re Corporation and Everest Re Group, Ltd.  In Latin America, our primary competitors are Latin America Re and Swiss Reinsurance Company.  In Europe, our primary competitors are Munich Re, Swiss Re, Hanover Re and Lloyd’s of London.

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

Regulation

Our principal reinsurance and insurance companies are:

•                  European Specialty Reinsurance (Bermuda) Limited - located in Bermuda

•                  European Specialty Ruckversicherung AG – located in Germany

•                  ESG Reinsurance Ireland Limited – located in Ireland

•                  Accent Europe Insurance Company Limited – located in Ireland

•                  IMEDI L International Insurance Company Limited – located in the former Soviet State of Georgia

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

Cancellation of Insurer’s Registration.  The Bermuda Monetary Authority may cancel an insurer’s registration on the grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the Bermuda Monetary Authority, the insurer has not been carrying on business in accordance with sound insurance principles.

Independent Approved Auditor.  Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer.  The insurance company is required to file these financial statements and return annually with the Bermuda Monetary Authority.  The auditor must be approved by the Bermuda Monetary Authority as the independent auditor of the insurer.  The approved auditor may be the same person or firm which audits the insurer’s financial statements and reports for presentation to its shareholders.

Statutory Financial Statements.  An insurer must prepare annual statutory financial statements.  The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements.  These financial statements include, in statutory form, a balance sheet, income statement, statement of capital and surplus and detailed notes.  The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments.  The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under The Companies Act 1981 of Bermuda, which may be prepared in accordance with U.S. GAAP.  Copies of ESG Bermuda’s statutory financial statements must be filed annually together with its statutory financial return.  The statutory financial statements must be maintained at the principal office of the insurer for a period of five years.

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

Statutory Financial Return.  A Class 3 composite insurer is required to file with the Bermuda Monetary Authority an annual statutory financial return at the same time as it files its statutory financial statements but, in any event, no later than four months from the insurer’s financial year end, unless specifically extended.  The annual statutory financial return includes, among other matters, a report of the approved independent auditor on the insurer’s statutory financial statements, an annual actuarial opinion on loss reserves prepared by the approved loss reserve specialist, a declaration of the statutory ratios and a solvency certificate.

Supervision, Investigation and Intervention.  The Bermuda Monetary Authority may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Bermuda Monetary Authority believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders.  In order to verify or supplement information otherwise provided to it, the Bermuda Monetary Authority may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

If it appears to the Bermuda Monetary Authority that there is a risk of the insurer becoming insolvent, the Bermuda Monetary Authority may direct the insurer not to:

•                  take on any new insurance business;

•                  not to vary any insurance contract if the effect would be to increase the insurer’s liabilities;

•                  not to make or realize specific investments;

•                  to maintain in Bermuda or transfer to the custody of a Bermuda bank, certain assets; and

•                  to limit its premium income.

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda to oversee the insurer’s business and to report to the Bermuda Monetary Authority and the Registrar of Companies in connection with specific events.  Unless the insurance has obtained the Bermuda Monetary Authority’s approval, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as the insurer’s principal representative, unless the insurer gives 30 days written notice to the Bermuda Monetary Authority of its intention to terminate the appointment of its principal representative.  It is the principal representative’s duty, within 30 days of his reaching the view that there is a likelihood of the insurer, for which he acts, becoming insolvent or its coming to his knowledge, or his having reason to believe, that an “event” has occurred, to make a written report to the Bermuda Monetary Authority describing all of the particulars of the case that are available to him.  Examples of an “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Bermuda Monetary Authority relating to a solvency margin or a liquidity or other ratio.

Dividends.  The Bermuda Companies Act 1981 allows dividend payments when there are reasonable grounds for believing that an insurer would be able to pay its debts as they fall due after payment of a dividend, and the realizable value of the insurer’s assets would exceed the aggregate value of its liabilities and its issued share capital and premium accounts.  The Bermuda Insurance Act 1978 requires ES Bermuda to meet the minimum solvency margin and a minimum liquidity ratio before declaring a dividend.

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

Germany

The German regulatory framework for the insurance industry is provided by the Insurance Supervisory Authority Law (Versicherungsaufsichtsgesetz, VAG).  The supervision of all insurance companies domiciled in Germany - except those which function as providers of the Social Security Insurance - is the responsibility of the German Insurance Supervisory Authority (Bundesaufsichtramt fur das Versicherungawesen, BAV).  The BAV is a supreme Federal Authority which is supervised by the Federal Ministry of Finance.

The regulation of reinsurance has been largely liberalized.  Consequently, except as set forth below, there are no detailed regulations for reinsurers under the law of the European Union or Germany.

An insurance company engaged exclusively in the reinsurance business requires no license from the BAV.  Reinsurance companies must make a summary filing with the BAV, setting forth the domicile and corporate form of the reinsurance company and the members of the executive and supervisory boards.  The BAV encourages reinsurers to submit the names of the company’s shareholders with its filing, and also to include the qualification of the members of the executive and supervisory boards.  The submission of a business plan is not necessary.

The applicability of the VAG is restricted to:

•                  accounting and auditing procedures (§§ 55-59 VAG);

•                  information and examination rights of the BAV (§ 83 VAG);

•                  the provision on the effect of legal remedies (§ 89a);

•                  the provision on how to enforce the BAV’s powers (§ 93);

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

Auditor’s Report and Duties.  The Companies Act 1963 to 2001 requires all companies incorporated in Ireland to prepare and have audited annual accounts for their shareholders.  Section 22(1) Insurance Act 1989 requires reinsurance companies to prepare their accounts in such form as the Minister may specify and such audited accounts are required to be filed in the Companies Registration Office and are available for public inspection.

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

PART II.

ITEM 5.  MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

We have not declared or paid any dividends since September 2000.  Our Board of Directors reviews our dividend policy quarterly.  Under Bermuda law, we are not permitted to pay dividends unless we meet required solvency tests.  For a further discussion of the restrictions on dividends under Bermuda law, see the discussion titled Dividends under the caption “Regulation-Bermuda” above and Note 18 to our Consolidated Financial Statements.

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

	Years Ended December 31,
	2001	2000	1999	1998	1997
	U.S. dollars in thousands except per share data
	As Restated	As Restated	As Restated
		Unaudited	Unaudited
CONSOLIDATED OPERATING DATA
Gross managed premium	$181,710	$254,996	$347,900	$224,204	$100,000
Net premiums written	113,593	211,886	313,210	195,578	25,392
Net premiums earned	156,897	236,620	249,125	98,841	13,411
Investment income	12,177	12,924	13,515	12,930	598
Total revenues	164,210	249,032	262,589	115,827	17,839
Losses and loss expenses	107,088	187,241	199,031	61,364	7,449
Acquisition costs	46,995	78,566	66,296	26,714	4,693
Class B Warrants expense	—	—	—	—	3,626
Administrative expenses(2)	27,339	43,914	26,157	11,965	7,736
Total expenses(2)	181,422	309,721	291,484	100,043	23,504
Net underwriting income/(loss)(2)	(24,713)	(66,306)	(39,045)	1,961	1,269
Loss expense ratio	68.2%	79.1%	79.9%	62.1%	55.5%
Acquisition expense ratio	29.9%	33.2%	26.6%	27.0%	35.0%
Loss and acquisition expense ratio	98.1%	112.3%	106.5%	89.1%	90.5%
Net income/(loss) before taxes(2)	(17,212)	(60,689)	(28,895)	15,784	(5,665)
Income tax benefit/(charge)	1,339	—	(815)	(1,262)	569
Net income/(loss) from continuing operations(2)	(15,873)	(60,689)	(29,710)	14,522	(5,096)
Net loss from discontinued operations(3)	—	(5,178)	(12,772)	—	—
Net income/(loss)(2)	(15,873)	(65,867)	(42,482)	14,522	(5,096)
Basic net income/(loss) per share from continuing operations(2)	(1.35)	(5.14)	(2.24)	1.04	(4.11)
Diluted net income/(loss) per share from continuing operations(2)	(1.35)	(5.14)	(2.24)	1.03	(4.11)
Basic net income/(loss) per share(2)	(1.35)	(5.58)	(3.20)	1.04	(4.11)
Diluted net income/(loss) per share(2)	(1.35)	(5.58)	(3.20)	1.03	(4.11)
Dividends declared per share	$—	$0.24	$0.32	$0.30	$—
CONSOLIDATED BALANCE SHEET DATA
Investments and cash	$154,931	$212,246	$221,549	$235,246	$236,976
Reinsurance balances receivable	190,526	241,587	276,112	168,274	25,785
Total assets	454,107	554,794	605,684	466,373	283,553
Unpaid losses and loss expenses	148,905	179,614	136,935	44,379	7,846
Unearned premiums	100,718	148,124	181,127	111,884	12,168
Total shareholders’ equity	95,070	113,566	176,815	244,841	234,375
Book value per share	8.03	9.64	15.24	17.58	16.83
COMMON STOCK PRICE RANGE
High	$5.30	$6.52	$22.25	$28.75	$23.88 (1)
Low	$1.97	$1.72	$5.13	$12.75	$21.50 (1)

(1)                                  1997 stock prices are for the period from December 12, 1997, the date of the initial public offering, to December 31, 1997. The initial public offering price was $20.00 per share.

(2)                                  A description of the restatement adjustment is set out in Notes 20 and 21 of the financial statements and supplementary data in Item 8.

(3)                                  Refer to “Discontinued Operations” in Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition, results of operations, liquidity and capital resources of ESG Re Limited and its subsidiaries. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes.

This discussion and analysis has been modified to reflect the restatement of our financial statements for the years ended December 31, 2001, 2000 and 1999.  A summary of the effects of the restatement on our consolidated financial statements for 2001 are set forth in notes 20 and 21 to the financial statements included herein in Item 8 of Part 2 of this report.

Recent Developments

From December 12, 1997 to November 20, 2002, our common stock was traded on NASDAQ under the symbol ESREF.  On November 20, 2002, the trading symbol was changed to ESREE to reflect the unfiled status of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

On November 25, 2002, the Company received a Nasdaq Staff Determination letter indicating that, as a result of the Company’s failure to timely file its Report on Form 10-Q for the period ended September 30, 2002, the Company’s securities would be delisted from the Nasdaq Stock Market, effective at the opening of business on December 3, 2002.  The Company requested an oral hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff Determination, which request stayed the delisting of the Company’s securities.  Thereafter, on December 17, 2002, the Company was notified that it failed to maintain a closing bid price of at least $1.00 per share for 30 consecutive trading days, and that it should discuss its plan to remedy that additional deficiency at the hearing.  The hearing was held on December 20, 2002.  By letter dated January 31, 2003, the Company was advised that the Panel had determined that the Company’s securities would be delisted from The Nasdaq Stock Market effective with the opening of business on Tuesday, February 4, 2003.  The reason given for the decision was the failure to timely file the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.  In addition, the Panel cited as a reason for its delisting decision, the Company’s failure to file any of the amendments to previously filed reports under the Securities Exchange Act of 1934, as amended, for any of the anticipated restatements of certain information in its financial statements.  Nasdaq’s delisting decision will not be appealed.

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

Credit Ratings

On November 26, 2002, Standard and Poor’s lowered its counterparty credit and insurer financial strength rating for ESG and its subsidiaries (the “Group”) from BB- to B with a negative outlook. According to S&P, the downgrade reflects the group’s weakened capital adequacy, the continuing volatility in reported earnings, limited ability to access external sources of finance and marginal business position. We believe these reasons have been mitigated by recent actions over the past two years on improving underwriting and implementation of risk management processes.  The ratings on the Group were then withdrawn at our request.

On December 4, 2002, Fitch Ratings lowered its counterparty credit and insured financial strength ratings of the Group from BB- to B and remaining on negative ratings watch.  The Fitch rating action reflects the negative impact that the resignation of Deloitte & Touche and the highlighted accounting disagreements are likely to have on our business relationships over the short-term.  Fitch feels that uncertainties surrounding our financial condition will inevitably impact on premium volumes, particularly at this critical time in the year when a large portion of inwards and outwards reinsurance contracts are renegotiated.

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

Restatement of Financial Statements

We have restated our financial statements for the year ended December 31, 2001 due to the incorrect accounting treatment for a co-reinsurance contract entered into with ACE INA Overseas Insurance Company Ltd. (“ACE”) and for the years ended December 31, 2001, 2000 and 1999 for an error in our Foreign Currency Translation account.  The following table summarizes the financial effects of these restatements for the 2001 financial year:

	As previously reported	Foreign Currency Translation Restatement	ACE Contract Restatement	As Restated
	U.S. dollars in thousands (except per share data)
Net premiums earned	$153,220	—	$3,677	$156,897
Loss and loss expenses	104,566	—	2,522	107,088
Acquisition costs	45,840	—	1,155	46,995
Other expenses	13,108	(4,559)	—	8,549

Net loss	(20,432)	4,559	—	(15,873)
Net loss per share	(1.73)	0.38	—	(1.35)

Total Assets	455,529	—	(1,422)	454,107
Total Liabilities	360,459	—	(1,422)	359,037
Shareholder’s Equity	95,070	—	—	95,070

Foreign Currency Translation

During the second quarter of 2002, we determined that foreign currency translation adjustments, included in accumulated other comprehensive income and other expenses, had been misstated by $3,992 thousand due to an error in the internal system that consolidates the financial results of our subsidiaries.  At the time we were unable to determine the periods in which the original errors occurred and therefore to correct this error, we restated our financial statements for the fiscal year ended December 31, 2001 in order to reflect a fourth quarter adjustment to foreign currency translation adjustments, included in accumulated other comprehensive income, other expenses, and consolidated statements of changes in shareholders’ equity, of $3,992 thousand.  The restated accounts were filed in our 10-K (Amendment No. 3) filing of August 22, 2002.  The restatement has the following impact on our consolidated statement of operations and consolidated balance sheet for the year ended December 31, 2001:

Following further investigation we have subsequently determined that the error of $3,992 thousand occurred in the following years:

U.S. dollars in thousands
1999	$488
2000	4,071
2001	(567)
$3,992

We have further restated, in this Form 10-K/A, our financial statements for the fiscal years ended December 31, 2001, 2000 and 1999 in order to reflect the correct foreign currency translation adjustments, included in accumulated other comprehensive income, other expenses, and consolidated statements of changes in shareholders’ equity.  The restatement has the following impact on our consolidated statement of operations and consolidated balance sheets for the years ended December 31, 2001, 2000 and 1999:

	December 31, 2001 U.S. dollars in thousands (except per share data)		December 31, 2000 U.S. dollars in thousands (except per share data) Unaudited		December 31, 1999 U.S. dollars in thousands (except per share data) Unaudited
	As Restated	As Previously Restated	As Restated	As Previously Reported	As Restated	As Previously Reported
Other expenses	$8,549	$13,108	$20,561	$16,490	$8,998	$8,510
Net loss	15,873	20,432	65,867	61,796	42,482	41,994
Net loss per share	1.35	1.73	5.58	5.23	3.20	3.17
Foreign currency translation adjustments, in accumulated other comprehensive income	(201)	(201)	(768)	(5,331)	(1,214)	(1,702)
Foreign currency translation adjustments, in consolidated statements of comprehensive income	567	5,130	442	(3,629)	(640)	(1,128)
Retained deficit	122,923	122,923	107,050	102,491	41,183	40,695

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

Co-Reinsurance Agreement with ACE

We signed a co-reinsurance contract with ACE in November 2001 that became effective retroactively as of January 1, 2001.  Under SFAS 113, the premiums written during the retroactive period were deemed to be written on our own account with the co-reinsurance to ACE treated as a retroactive retrocession arrangement.  However, we did not show premiums earned, losses and loss adjustment expenses and acquisition costs in our reported revenues and expenses, in respect of the retroactive period, in the third and fourth quarters of 2001 and the first and second quarters of 2002.  During the quarter ended September 30, 2002, we realized this error in our treatment of the ACE contract and restated our figures for the correct accounting treatment of this contract.  In accordance with SFAS 113, we did not recognize any of the profits of the ACE share of the reinsurance contract in our statement of operations and hence, there was no impact on our reported net income or net loss in any affected period.  The following table shows the impact that the correct accounting for this contract had on consolidated statement of operations and consolidated balance sheet for the year ended December 31, 2001:

	December 31, 2001
	U.S. dollars in thousands
	As Restated	As Previously Reported
Net Premiums earned	$156,897	$153,220
Loss & Loss expenses	107,088	104,566
Acquisition Costs	46,995	45,840
Deferred Acquisition Costs	38,886	40,308
Unpaid Loss & Loss expenses	148,905	146,383
Unearned premiums	100,718	104,395
Acquisition Costs Payable	42,843	43,110
Shareholders’ Equity	95,070	95,070

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

We derive our revenues principally from:

•                                          premiums for reinsurance products,

•                                          fees for direct marketing services,

•                                          management fees, and

•                                          investment income.

Critical Accounting Policies

Our critical accounting policies are:

•                  recognition of premium revenues;

•                  reserves for losses and loss expenses;

•                  deferred acquisition costs; and

•                  investments.

Recognition of Premium Revenues

We estimate and recognize premiums written at the inception of the reinsurance contract based upon information received from intermediaries and ceding companies. We compare estimated written premiums to actual premiums as reported by ceding companies on a periodic basis. The timeliness and frequency of ceding company reports vary considerably by ceding company, line of business and geographic area, therefore the actual ultimate premium written may not be known with certainty for prolonged periods, following the expiration of the reinsurance contracts. Differences between such estimates and actual amounts as reported by ceding companies are recorded in the periods in which the actual amounts are determined.

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

Deferred Acquisition Costs

We defer costs relating to the production of new business, primarily commissions for all business and telemarketing costs in respect of our ESG Direct business, and include them in the deferred acquisition cost asset to the extent that they are recoverable from future related policy revenues. We amortize the deferred acquisition costs in respect of commissions over the periods in which the related premiums are earned. We amortize the deferred acquisition costs in relation to telemarketing over the expected life of the policies. We review our deferred costs to determine if they are recoverable from future income, including investment income, and, if they are not, we charge them as an expense.

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

RESULTS OF OPERATIONS

We reported a net loss of approximately $15.9 million for 2001, compared to a net loss of approximately $65.9 million for 2000. Included in the 2000 results were net losses of approximately $5.2 million from discontinued operations, which are described more fully under the caption “Discontinued Operations” and in Note 11 to our Consolidated Financial Statements.

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

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

Total Revenues

Our total revenues for 2001 were $164.2 million, compared with total revenues of $249.0 million for 2000. The reduction in revenues reflects our new focus on improved underwriting and a greater selectivity in our assumption of risk.

Net Underwriting Income

For the year ended December 31, 2001, we managed, on our own behalf and on behalf of our co-reinsurers, total gross premiums of $181.7 million, of which we placed $47.3 million with co-reinsurers and retroceded $20.8 million, resulting in $113.6 million net premiums written. For the year ended December 31, 2000, we managed, on our own behalf and on behalf of our co-reinsurers, total premiums of $255.0 million, of which we placed $10.0 million with co-reinsurers and retroceded $33.1 million, resulting in $211.9 million net premiums written. The 28.7% decrease in gross premiums and 46% decrease in net premiums written during 2001 is a result of our strategy to become more selective with our underwriting.

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

Gross and net premiums written and net premiums earned during 2001 and 2000 were as follows:

	Years ended December 31,
	2001	2000
	U.S. dollars in millions

ESG Reinsurance
Total premiums managed	$157.1	$249.0
Amount placed with co-reinsurers	(47.3)	(10.0)
Gross premiums written	109.8	239.0
Retroceded	(20.8)	(33.1)
Net premiums written	89.0	205.9

Net premiums earned	$138.8	$230.8

	Years ended December 31,
	2001	2000
	U.S. dollars in millions

ESG Direct
Total premiums managed	$24.6	$6.0
Amount placed with co-reinsurers	—	—
Gross premiums written	24.6	6.0
Retroceded	—	—
Net premiums written	24.6	6.0

Net premiums earned	$18.1	$5.8

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

Underwriting Results

Underwriting results for 2001 and 2000, by line of business and in total, for the ESG Reinsurance segment were as follows:

	Year Ended December 31, 2001
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands

Gross premiums written	$104,376	$10,424	$(5,865)	$(1,293)	$2,116	$109,758
Net premiums written	88,899	5,850	(5,548)	(2,307)	2,086	88,980
Net premiums earned	105,662	33,054	(3,591)	1,187	2,475	138,787
Losses and loss expenses	(68,530)	(36,598)	3,687	284	(3,411)	(104,568)
Acquisition costs	(29,925)	(6,747)	289	(642)	936	(36,089)
Operating costs	(21,054)	(2,893)	(71)	(354)	(454)	(24,826)
Net underwriting income/(loss).	$(13,847)	$(13,184)	$314	$475	$(454)	$(26,696)

	Year Ended December 31, 2000
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands

Gross premiums written	$173,919	$48,125	$3,405	$8,977	$4,535	$238,961
Net premiums written	148,285	43,014	3,162	7,845	3,565	205,871
Net premiums earned	161,772	51,771	6,588	6,127	4,513	230,771
Losses and loss expenses	(124,119)	(51,153)	(2,344)	(5,291)	(3,081)	(185,988)
Acquisition costs	(53,471)	(15,594)	(3,527)	(1,622)	(2,106)	(76,320)
Operating costs	(24,628)	(6,712)	(844)	(1,044)	(926)	(34,154)
Net underwriting income/(loss)	$(40,446)	$(21,688)	$(127)	$(1,830)	$(1,600)	$(65,691)

The operating ratios for 2001 and 2000, by line of business and in total, for the ESG Reinsurance segment were as follows:

	Year Ended December 31, 2001
	Medical	Accident	Credit	Life	Other	Total

Loss ratio	64.9%	110.7%	102.7%	n/m	137.8%	75.3%
Acquisition expense ratio	28.3%	20.4%	8.0%	54.1%	n/m	26.0%
Loss and acquisition expense ratio	93.2%	131.1%	110.7%	30.2%	100.0%	101.3%
Operating expense ratio						17.9%
Combined ratio						119.2%

	Year Ended December 31, 2000
	Medical	Accident	Credit	Life	Other	Total

Loss ratio	76.7%	98.8%	35.6%	86.4%	68.3%	80.6%
Acquisition expense ratio	33.1%	30.1%	53.5%	26.4%	46.6%	33.1%
Loss and acquisition expense ratio	109.8%	128.9%	89.1%	112.8%	114.9%	113.7%
Operating expense ratio						14.8%
Combined ratio						128.5%

We continue to implement stringent terms of trade, effect real rate increases, and are very selective on the business we underwrite. This is reflected in the improving loss and acquisition ratios in our medical reinsurance business from 109.8% in 2000 to 93.2% in 2001. In 2001, net earned premium in the medical line reduced by 34.7%, primarily as a result of our co-reinsurance arrangement with ACE. Net earned premium in respect of the accident line of business decreased by 36.2% as a result of adjustments to estimated premiums and more selective underwriting. Poor underwriting results on the accident account reflect adverse claims development, particularly on our Norwegian Portfolio, and this contributed to the loss and acquisition ratio of 131.1%.

Our 2001 underwriting results are comprised of four underwriting years, with the 2001 underwriting year contributing net earned premium of $26.2 million, carrying a loss and acquisition ratio of 89.2%. The 2000 underwriting year contributed $95.2 million of net earned premium, carrying a loss and acquisition ratio of 97.6%. The 1999 underwriting year contributed $8.9 million of net earned premium, carrying a loss and acquisition ratio of 190.4%. The 1998 underwriting year contributed $(1.1) million of net earned premium.

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

Management Fee Revenue

For the year ending December 31, 2001, we earned $874,000 in management fee revenue. This represents a 52.6% reduction from the $1.8 million in management fees earned in the year ending December 31, 2000. The majority of management fee revenue in 2001 and 2000 consists of fees earned on those premiums managed on behalf of our co-reinsurers. Management fees declined in 2001, primarily due to fee income not attaching to business earned during 2001 on the ACE co-reinsurance business replacing co-reinsurance agreements which expired in 2000. Under the ACE agreement, fee income will be recognized on risks attaching to the 2001 underwriting year, as it earns in the 2002 and 2003 financial years.

Net Investment Income

Net investment income on our invested assets constituted approximately 7.4%, 5.2%, and 5.1% of our revenues in 2001, 2000 and 1999, respectively. As of December 31, 2001, our cash and invested assets totaled approximately $154.9 million, compared with cash and invested assets of approximately $212.2 million as of December 31, 2000. This decrease in our cash and invested assets is primarily due to negative operating cash flows and developing the ESG Direct infrastructure. Net investment income decreased by approximately $0.7 million from approximately $12.9 million in 2000 to approximately $12.2 million in 2001.

We do not maintain separate balance sheet data for our operating segments. Accordingly we do not review and evaluate the financial results of the operating segments based upon balance sheet data.

The following table reflects the investment results for the year ended December 31, 2001:

	Average Investments	Net Investment Income	Annualized Effective Yield	Net Realized Investment Gains (Losses)
	U.S dollars in thousands

Investments	$164,323	$10,911	6.6%	$6,489
Other investments	13,705	700	5.1%	(12,200)
Cash and cash equivalents	12,226	566	4.6%	—
Total	$190,254	$12,177	6.4%	$(5,711)

Net investment income is net of investment-related expenses and income on premium receivable and funds held by ceding companies.

The following table reflects the investment results for the year ended December 31, 2000:

	Average Investments	Net Investment Income	Annualized Effective Yield	Net Realized Investment Gains Losses
	U.S dollars in thousands

Investments	$175,641	$11,523	6.6%	$(2,538)
Other investments	13,794	434	3.1%	—
Cash and cash equivalents	23,430	967	4.1%	—
Total	$212,865	$12,924	6.1%	$(2,538)

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

We may terminate the Investment Advisory Agreements upon five days written notice, and Head Asset Management may terminate the agreement upon 90 days written notice. We paid $333,564 in fees to Head Asset Management LLC in 2001, and $404,000 in 2000.

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

We have an investment in 4Sigma Limited, a company in which the affiliations of John C Head III, the Chairman of the Board of Directors also have an interest.  Please refer to the Discontinued Operations section of the Management’s Discussion and Analysis of Financial conditions and Operations for the information.

Administrative Expenses and Taxes

Total administrative expenses include personnel costs, professional service fees, interest expense and other expenses.  Administrative expenses decreased by $16.5 million, or 19.8%, from $43.9 million in 2000 to $27.4 million in 2001.  This decrease is primarily due to (i) a legal reserve of $8.4 million which was established in 2000 for costs associated with resolving disputes in respect of certain contracts and (ii) restatement to administrative expenses of $4.0 million in 2000 relating to the correction of a misstatement in the foreign currency translation adjustments, as referred to in Note 20 of the Consolidated Financial Statements. As related legal costs have been incurred in 2001, the legal reserve has reduced to $6.8 million at December 31, 2001.  Management reviews this reserve for adequacy on a quarterly basis.

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

Effective as of June 30, 2000, we transferred all the assets of our health care segment to 4Sigma. These assets had a book value of $8 million at the time of transfer. In exchange for the transferred assets, we received 8,000,000 shares of Series A preferred stock in 4 Sigma. In addition, affiliates of John C Head III, the Chairman of our Board of Directors, invested $3.0 million in cash in exchange for 3.0 million shares of Series B and C preferred stock in 4Sigma. Dr. Gerald Moeller, a director of ESG from July 1999 to August 2000 and the president of our health care division from July 1999 to June 2000, also invested $400,000 in cash in exchange for voting common stock in 4Sigma. The board members of 4Sigma include John C Head III, Dr. Gerald Moeller and Dr. Herbert Palmberger, who also serve as outside counsel to ESG in Germany.

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

Gross and net premiums written and net premiums earned for 2000 and 1999 were as follows:

	Years ended December 31,
	2000	1999
	U.S. dollars in millions

ESG Reinsurance
Total premiums managed	$249.0	$347.9
Amount placed with co-reinsurers	(10.0)	(14.9)
Gross premiums written	239.0	333.0
Retroceded	(33.1)	(19.8)
Net premiums written	205.9	313.2

Net premiums earned	$230.8	$249.1

	Years ended December 31,
	2000	1999
	U.S. dollars in millions

ESG Direct
Total premiums managed	$6.0	$—
Amount placed with co-reinsurers	—	—
Gross premiums written	6.0	—
Retroceded	—	—
Net premiums written	6.0	—

Net premiums earned	$5.8	$—

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

Administrative Expenses and Taxes

Total administrative expenses, which includes personnel costs, professional service fees, interest expense and other expenses, increased by $17.6 million, or 67%, from $26.2 million in 1999 to $43.9 million in 2000. The increase resulted primarily from (i) restatement to administrative expenses of $4.0 million in 2000 ($0.5 million in 1999) relating to the correction of a misstatement in the foreign currency translation adjustments, as referred to in Note 20 of the Consolidated Financial Statements, (ii) the establishment of legal reserve of $8.4 million for costs associated with resolving disputes in respect of certain contracts and  (iii) our investment in the Direct Response Marketing and Bancassurance lines of business.

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

Foreign exchange losses were $5.3 million in 2000 compared to foreign exchange losses of $0.5 million for 1999.  These losses in 1999 and 2000 include the effect of a restatement to the foreign currency translation adjustments and other expenses of $4.0 million for 2000 and $0.5 million for 1999 as referred to above.  The remaining gains or losses are primarily unrealized and were incurred on the revaluation of assets and liabilities denominated in foreign currencies for reporting purposes. As we maintain a partial natural hedge, whereby foreign currency assets are held in the same currencies in which it must pay liabilities, the impact on cash flows from foreign exchange movements is reduced.

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

Prepaid reinsurance premiums decreased from $5.4 million as at December 31, 2000 to $1.5 million as at December 31, 2001, a factor of lower premium writings. During the year, we retroceded 15.5% of our gross written premiums to reinsurers compared to 13.5% in 2000. We have maintained similar levels of excess of loss protection in 2001 as in 2000.

Reinsurance funds recoverable on incurred losses increased from $15.6 million as at December 31, 2000 to $28.6 million as at December 31, 2001. The increase was due to additional losses being incurred above our net retention levels that enable us to make recoveries from our excess of loss reinsurers, plus the additional quota share cessions to two of our retrocessionaires.

Deferred acquisition costs decreased from $46.6 million at December 31, 2000 to $38.9 million at December 31, 2001, which was a function of the decline in written premiums over the year.

At December 31, 2001, reserves for unpaid losses and loss expenses were $148.9 million compared to $179.6 million at December 31, 2000. This decrease is also a function of reduced underwritings in 2001.

At December 31, 2001, unearned premium reserves were $100.7 million compared to $148.1 million at December 31, 2000. Unearned premium reserves are established to cover the unexpired period of contracts of reinsurance that we have written. At December 31, 2001, acquisition costs payable were $42.8 million compared to $64.6 million at December 31, 2000. The balance represents acquisition expenses due on gross reinsurance premiums that we have written and is consistent with the decrease in written premiums.

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

On October 3, 2002 the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions.  This statement provides guidance on the accounting for the acquisition of a financial institution and requires that the excess of fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS 142, Goodwill and other Tangible Assets.  Thus, the specialized accounting guidance in paragraph 5 of Statement No. 72 will not apply after September 30, 2002.  The adoption of SFAS 147 did not have an impact on our financial position, results of operations or cash flows.

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

In November 2002, the FASB approved FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after

December 15, 2002.  The Company is currently evaluating the impact of the application of this interpretation, but does not expect a material impact from the application of FIN 45 on our consolidated financial statements.

In January 2003, the FASB approved FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have an material effect on the consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information included in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995. These statements express our intentions, strategies, or predictions for the future. In addition, from time to time, we may make forward-looking statements, orally or in writing. Forward-looking statements in this Form 10-K include, among others, statements regarding:

•                                          the ongoing adequacy of our loss reserves;

•                                          our continuing ability to increase premium rates and strengthen terms of trade in the North and Latin American markets without major loss of business;

•                                          the anticipated growth in ESG Direct segment in Asia and Europe;

•                                          no further reduction of Fitch rating;

•                                          our assumptions relating to foreign exchange adjustments,  and the ACE contract;

•                                          the impact of rate increases on premiums written over the 2002 underwriting year;

•                                          a continuing market for our common shares; and

•                                          recent communications with the SEC.

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

•                                          Insurance Industry Volatility. The current military operation in Iraq and September 11, 2001, terrorist attacks in the United States (and their aftermath) may increase volatility in insurance and reinsurance markets. That volatility could adversely affect market participants, like ESG, whose direct exposure to the terrorist attacks is limited.

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

•                                          Continuing Market for Common Shares. Our common shares are no longer listed on Nasdaq.  Our shares are being quoted through the Pink Sheets stock quotation service.  We anticipate that Carr Securities Corp., Port Washington, NY, and Morgan Keegan & Co., Inc., Birmingham, AL, will continue to quote the common stock but there is no assurance that any of them will continue to do so or that a trading market will develop or be sustained.

 •                                       SEC Communications.  We have had recent discussions with the SEC regarding the handling of our foreign exchange restatement and the resignation and disagreements with Deloitte & Touche, which communications may continue.

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

The changes in portfolio values shown were ascertained by calculating the market yield of each bond given its actual market price at December 31, 2001 and 2000, raising or lowering each bond’s yield by the hypothetical changes in market interest rates indicated above and, then calculating the resulting prices and the resulting aggregate market values.  The modeled yield changes are assumed to occur instantaneously and equally across the yield curve.  Price changes of floating rate bonds were calculated assuming coupons adjusted by the modeled amounts at their next scheduled reset date.   Effects on portfolio value of prepayment related interest rate changes in the case of mortgage-backed securities are not significant.  The values indicated above are estimates and are necessarily based on various assumptions that are subjective in nature.  Accordingly, the actual impact of changes in market rates on our investment portfolio may be significantly greater or less than those indicated above.

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

The Euro

On January 1, 1999, a single currency, the “Euro,” was adopted as the national currency of the 11 participating countries in the European Monetary Union, including Germany and Ireland, two of the countries in which we operate and in which we maintain a significant presence.  Our German and Irish subsidiaries now use the Euro for accounting purposes.  To date, the impact of the conversion has had no material impact on our operations, accounting systems or financial reporting.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ESG RE LIMITED
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2001	2000
	U.S. dollars in thousands except share data
	As Restated	As Restated
		Unaudited
ASSETS
Investments available for sale, at fair value (cost: $146,369 and $166,513)	$144,844	$168,478
Cash and cash equivalents	3,915	26,032
Other investments	6,172	17,736
Total investments and cash	154,931	212,246
Accrued investment income	2,028	3,240
Management fees receivable	296	713
Reinsurance balances receivable	190,526	241,587
Reinsurance recoverable on incurred losses	28,630	15,633
Funds held by ceding companies	24,629	18,432
Prepaid reinsurance premiums	1,523	5,432
Deferred acquisition costs	38,886	46,611
Receivable for securities sold	2,318	—
Deferred tax asset	1,339	—
Other assets	7,277	6,281
Cash and cash equivalents held in a fiduciary capacity	1,724	4,619
TOTAL ASSETS	$454,107	$554,794

LIABILITIES
Unpaid losses and loss expenses	$148,905	$179,614
Unearned premiums	100,718	148,124
Acquisition costs payable	42,843	64,604
Reinsurance balances payable	51,927	30,511
Accrued expenses, accounts payable, and other liabilities ($80 and $85 due to related parties)	12,920	13,756
Fiduciary liabilities	1,724	4,619
Total liabilities	359,037	441,228
Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,831,063 shares issued and outstanding for 2001 and 11,777,086 shares issued and outstanding for 2000	11,831	11,777
Additional paid-in capital	208,221	208,539
Unearned compensation	(333)	(897)
Accumulated other comprehensive income:
Foreign currency translation adjustments	(201)	(768)
Unrealized (losses)/gains on securities	(1,525)	1,965
Accumulated other comprehensive income	(1,726)	1,197
Retained deficit	(122,923)	(107,050)
Total shareholders’ equity	95,070	113,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$454,107	$554,794

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands except share and per share data
	As Restated	As Restated	As Restated
		Unaudited	Unaudited
REVENUES
Net premiums written	$113,593	$211,886	$313,210
Change in unearned premiums	43,304	24,734	(64,085)
Net premiums earned	156,897	236,620	249,125
Management fee revenue	874	1,846	2,128
Net investment income (includes expenses of $297, $397 and $495 for related parties)	12,177	12,924	13,515
(Loss)/gain on equity investments	(27)	180	(205)
Net realized investment losses	(5,711)	(2,538)	(1,974)
	164,210	249,032	262,589

EXPENSES
Losses and loss expenses	107,088	187,241	199,031
Acquisition costs	46,995	78,566	66,296
Personnel costs	11,891	13,085	8,993
Professional service fees	6,899	10,268	8,166
Other expenses	8,549	20,561	8,998
	181,422	309,721	291,484

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(17,212)	(60,689)	(28,895)
Income tax benefit/(charge)	1,339	—	(815)
LOSS FROM CONTINUING OPERATIONS	(15,873)	(60,689)	(29,710)
Net loss from discontinued operations	—	(5,178)	(12,772)
NET LOSS	$(15,873)	$(65,867)	$(42,482)

PER SHARE DATA
Basic net loss per share from continuing operations	$(1.35)	$(5.14)	$(2.24)
Diluted net loss per share from continuing operations	$(1.35)	$(5.14)	$(2.24)

Basic net loss per share	$(1.35)	$(5.58)	$(3.20)
Diluted net loss per share	$(1.35)	$(5.58)	$(3.20)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
Basic	11,795,034	11,809,000	13,260,214
Diluted	11,795,034	11,809,000	13,260,214

Dividends declared per share	$0.00	$0.24	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands except share data
	As Restated	As Restated	As Restated
		Unaudited	Unaudited
COMMON SHARES (SHARES OUTSTANDING)
Balance at January 1	11,777,086	11,598,799	13,923,799
Shares retired during year	(62,973)	(393,134)	(2,334,000)
Issuance of shares to employees	116,950	571,421	9,000
Balance at December 31	11,831,063	11,777,086	11,598,799
COMMON SHARES (PAR VALUE)
Balance at January 1	$11,777	$11,599	$13,924
Shares retired during year	(63)	(393)	(2,334)
Issuance of shares to employees	117	571	9
Balance at December 31	$11,831	$11,777	$11,599
ADDITIONAL PAID-IN CAPITAL
Balance at January 1	$208,539	$211,225	$226,216
Shares retired during year	(430)	(1,643)	(14,195)
Directors’ fees taken as stock options	62	173	232
Dividends	—	(2,859)	(1,072)
Issuance of shares to employees	50	1,643	44
Balance at December 31	$208,221	$208,539	$211,225
UNEARNED COMPENSATION
Balance at January 1	$(897)	$—	$—
Net decrease/(increase) during year	564	(897)	—
Balance at December 31	$(333)	$(897)	$—
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at January 1	$1,197	$(4,822)	$64
Foreign currency translation adjustments, net of tax	567	442	(640)
Unrealized (losses)/gains on securities, net of tax	(3,490)	5,577	(4,246)
Balance at December 31	$(1,726)	$1,197	$(4,822)

RETAINED (DEFICIT)/EARNINGS
Balance at January 1	$(107,050)	$(41,183)	$4,641
Net loss	(15,873)	(65,867)	(42,482)
Dividends	—	—	(3,342)
Balance at December 31	$(122,923)	$(107,050)	$(41,183)
TOTAL SHAREHOLDERS’ EQUITY	$95,070	$113,566	$176,819

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands
	As Restated	As Restated	As Restated
		Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,873)	$(65,867)	$(42,482)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,761	1,642	1,773
Realized investment losses	5,738	2,805	1,974
Amortization of premiums and discounts	—	—	89
Bad debt provisions	—	740	3,416
Non-cash compensation expenses	586	1,506	285
Unrealized foreign exchange gains/losses	(567)	4,071	488
Changes in assets and liabilities:
Accrued investment income	1,212	127	262
Management fees receivable	417	590	1,861
Reinsurance balances receivable	51,061	34,525	(107,838)
Reinsurance recoverable on incurred losses	(12,997)	(4,171)	(8,701)
Funds held by ceding companies	(6,197)	(2,891)	(11,949)
Prepaid reinsurance premiums	3,909	3,676	(6,832)
Deferred acquisition costs	7,725	11,196	(20,182)
Deferred tax asset	(1,339)	—	843
Unpaid losses and loss expenses	(30,710)	42,679	92,556
Unearned premiums	(47,406)	(33,003)	69,243
Acquisition costs payable	(21,761)	(8,451)	27,568
Reinsurance balances payable	21,416	4,485	18,911
Accrued expenses and accounts payable	(548)	5,634	2,195
Other assets and liabilities	1,088	(816)	(1,329)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(42,485)	$(1,523)	$22,151

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of investments acquired—available for sale	$(296,302)	$(209,647)	$(301,290)
Proceeds from sale of investments—available for sale	318,705	223,084	325,129
Change in short-term investments	—	—	—
Purchases of fixed assets	(2,630)	(1,314)	(2,686)
Purchases of intangible assets	—	—	(958)
Funding of other investments	595	(7,940)	(10,067)
NET CASH PROVIDED BY INVESTING ACTIVITIES	$20,368	$4,183	$10,128

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common shares	—	(2,036)	(16,529)
Dividends paid	—	(2,870)	(4,414)
NET CASH USED IN FINANCING ACTIVITIES	$—	$(4,906)	$(20,943)

Net (decrease) increase in cash	(22,117)	(2,246)	11,336
Cash and cash equivalents at January 1	26,032	28,278	16,942
Cash and cash equivalents at December 31	$3,915	$26,032	$28,278

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Interest paid	$—	$—	$17
Income taxes paid	$65	$87	$496

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands
	As Restated	As Restated	As Restated
		Unaudited	Unaudited
Net loss	$(15,873)	$(65,867)	$(42,482)
Other Comprehensive income, net of tax:
Foreign currency translation adjustments	567	442	(640)
Unrealized (losses)/gains on securities (net of tax of $— , $160 and $—)	(2,413)	3,039	(6,220)
Less reclassification adjustment for losses/(gains) included in net income	(1,077)	2,538	1,974
Other comprehensive income/(loss)	(2,923)	6,019	(4,886)
Comprehensive loss	$(18,796)	$(59,848)	$(47,368)

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended December 31, 2001, 2000, 1999
Unaudited for years ended December 31, 2000, 1999

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business  in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our significant accounting policies include the following:

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

(H)                               FOREIGN CURRENCY TRANSLATION

Our functional and reporting currency is the U.S. Dollar. Foreign currency receivables or payables that are denominated in a currency other than U.S. dollars are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars using weighted average exchange rates for the period. The resulting exchange gains or losses are included in the results of operations. Exchange gains and losses related to the translation of investments available for sale are included in the net unrealized appreciation (depreciation) of investments, net of deferred income taxes, as a separate component of “accumulated other comprehensive income.” Assets and liabilities related to foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using weighted average exchange rates for the period; retained earnings, share capital and investments in subsidiaries are translated at historical rates.  Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from income and included as a separate component of “accumulated other comprehensive income.”

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

On October 3, 2002 the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions.  This statement provides guidance on the accounting for the acquisition of a financial institution and requires that the excess of fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS 142, Goodwill and other Tangible Assets.  Thus, the specialized accounting guidance in paragraph 5 of Statement No. 72 will not apply after September 30, 2002.  The adoption of SFAS 147 did not have an impact on our financial position, results of operations or cash flows.

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

In November 2002, the FASB approved FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company is currently evaluating the impact of the application of this interpretation, but does not expect a material impact from the application of FIN 45 on our consolidated financial statements.

In January 2003, the FASB approved FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have an material effect on the consolidated financial statements.

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

5.                                      MANAGEMENT FEES RECEIVABLE

Management fees receivable represents management fee and related revenues that are primarily due from co-reinsurers and quota share retrocessionnaires to whom a portion of our gross managed premium is allocated. Management fees receivable at December 31, 2001 and 2000 consist of the following:

	As of December 31,
	2001	2000
	U.S. dollars in thousands

Fees from co-reinsurers	$296	$582
Other fees	—	131
Total	$296	$713

6.                                      DEFERRED ACQUISITION COSTS

Activity in deferred acquisition costs for the years ended December 31, 2001, and 2000 is summarized as follows:

	Years Ended December 31,
	2001	2000
	U.S. dollars in thousands

Balance at January 1	$46,611	$57,807
Acquisition costs incurred	39,270	67,370
Amortization of acquisition cost	(46,995)	(78,566)
Net change in deferred acquisition cost	(7,725)	(11,196)
Balance at December 31	$38,886	$46,611

7.                                      LOSSES AND LOSS EXPENSES

Activity in the reserve for unpaid losses and loss expenses for the years ended December 31, 2001 and 2000 is summarized as follows:

	Years Ended December 31,
	2001	2000
	U.S. dollars in thousands

Balance at January 1	$179,614	$136,935
Less reinsurance recoverable	(15,633)	(11,462)
Net balance at January 1	163,981	125,473
Incurred related to:
Current year	126,797	133,574
Prior years	(19,709)	53,667
Total incurred losses and loss expenses	107,088	187,241
Paid related to:
Current year	54,109	41,470
Prior years	96,685	107,263
Total paid losses and loss expenses	150,794	148,733
Net balance at December 31	120,275	163,981
Plus reinsurance recoverable on incurred losses	28,630	15,633
Balance at December 31	$148,905	$179,614

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

Losses and loss expenses incurred and earned premiums as reported in the statement of operations are after deduction for retrocessions. Written and earned premiums and losses incurred for the years ended December 31, 2001, 2000 and 1999 are comprised of the following:

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands

Premiums written:
Assumed	$134,372	$244,976	$333,000
Ceded	(20,779)	(33,090)	(19,790)
Net premiums written	$113,593	$211,886	$313,210
Premiums earned:
Assumed	$181,778	$260,469	$262,451
Ceded	(24,881)	(23,849)	(13,326)
Net premiums earned	$156,897	$236,620	$249,125
Losses and loss expenses:
Assumed	$124,424	$209,224	$211,645
Ceded	(17,336)	(21,983)	(12,614)
Net losses and loss expenses	$107,088	$187,241	$199,031

10.                               EARNINGS PER SHARE

Class A warrants to purchase 1,381,200 common shares at $20 per share were outstanding as of December 31, 2001, 2000 and 1999.  Class B warrants to purchase up to 276,240 shares at £ Stg .50 per share were outstanding as of December 31, 2001 and 2000.   Options to purchase up to 1,680,328 common shares, issued at exercise prices between $2.01 and $26.00, were outstanding as of December 31, 2000. Options to purchase up to 2,315,409 common shares, issued at exercise prices between $2.01 and $26.00, were outstanding as of December 31, 2001. The incremental shares from assumed exercise of options and warrants have not been included in the earning per share computation for 2001, 2000 and 1999 as they have an anti-dilutive effect on the net loss per common share.

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

Effective as of June 30, 2000, we transferred all the assets of our health care segment to 4Sigma. These assets had a book value of $8 million at the time of transfer. In exchange for the transferred assets, we received 8,000,000 shares of Series A preferred stock in 4Sigma. In addition, affiliates of John C Head III, the Chairman of our Board of Directors, invested $3.0 million in cash in exchange for Series B and C preferred stock in 4Sigma.  Dr. Gerald Moeller, a director of ESG from July 1999 to August 2000 and the president of our health care division from July 1999 to June 2000, also invested $400,000 in cash in exchange for voting common stock in 4Sigma. The board members of 4Sigma include John C Head III, Dr. Gerald Moeller and Dr. Herbert Palmberger, who also serves as outside counsel to ESG in Germany.

In November 2001, we committed to make an additional capital infusion in 4Sigma of $1.8 million, in increments of $100,000 as funds are needed by 4Sigma, in exchange for 1.8 million shares of Series E preferred stock. As at December 31, 2001 we had invested $0.3 million and $1.8 million respectively of this commitment. Mr. Head has also committed to invest an additional $1.2 million in cash in 4Sigma on these same terms and conditions. We evaluate our investment in 4Sigma periodically.

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

In February 2000, Odyssey Re (Sphere Drake) instituted an action in England against a broker, Stirling Cooke Brown, and others, alleging fraud and conspiracy on the reinsurance placement of 1997 and 1998 Personal Accident and Workers Compensation “carve out” business with Odyssey Re (Sphere Drake).  During 1998, ESG accepted a 25% quota share reinsurance treaty with Odyssey Re (Sphere Drake).  This treaty terminated as of December 31, 1998, but we renewed our participation for 1999 directly with one of these ceding companies.  In December 1999, we gave notice to rescind our contract with Odyssey Re (UK) for misrepresentation and failure to disclose material facts.  On November 29, 2000, we filed suit in the High Court to seek a judicial confirmation of our rescission.  On February 5, 2001, Odyssey Re (Sphere Drake) filed a response.  In December 2002, Odyssey Re (Sphere Drake) accepted our rescission of this treaty in return for a contribution to its legal fees.  We have also given notice we intend to rescind the 1999 account.  This matter is in discovery and is now set for arbitration in late 2003.  The outcome of the pending litigation between Odyssey re (Sphere Drake) and Stirling Cooke Brown and others will have an impact on this arbitration.

Our legal reserve is intended to cover the expected fees and indemnity for these two matters and one other matter in dispute.  The legal reserve as at December 31, 2001 was $6.8 million.  We review this reserve periodically based on the developments on the matters covered by the legal reserve.

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

A summary of the status of our outstanding stock options under both plans as of December 31, 2001, 2000 and 1999 is presented below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	1,680,328	$9.33	1,440,503	$15.20	815,428	$21.90
Granted	1,259,096	$2.42	858,700	$5.07	1,033,500	$11.68
Exercised	(166,139)	$2.62	—	—	—	—
Forfeited	(437,876)	$7.46	(618,875)	$17.08	(408,425)	$19.66
Outstanding at December 31	2,335,409	$6.44	1,680,328	$9.33	1,440,503	$15.20
Options exercisable at December 31	1,431,403	$8.60	1,302,076	$9.89	1,005,378	$13.54
Average fair value of options granted during the year		$0.67		$2.95		$0.88

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

	Years Ended December 31,
	2001	2000	1999
	U.S. dollars in thousands, except share and per share data

Net loss
As reported (basic and diluted) (as restated)	$(15,873)	$(65,867)	$(42,482)
Pro forma (as restated)	(17,292)	(67,295)	(42,799)
Net loss per share
As reported (basic and diluted) (as restated)	$(1.35)	$(5.58)	$(3.20)
Pro forma (as restated)	$(1.47)	$(5.70)	$(3.23)

The weighted average remaining contractual life of options outstanding at December 31, 2001, is presented below:

Range	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Life

$ 0.00 to $ 2.65	971,437	262,307	9.6 years
$ 2.66 to $ 5.30	255,082	228,082	8.6 years
$ 5.31 to $ 7.95	705,412	543,936	7.6 years
$ 7.96 to $ 10.60	0	0	0.0 years
$ 10.61 to $ 13.25	0	0	0.0 years
$ 13.26 to $ 15.90	4,000	3,000	6.8 years
$ 15.91 to $ 18.55	160,050	155,650	7.1 years
$ 18.56 to $ 21.20	104,714	104,714	5.8 years
$ 21.21 to $ 23.85	0	0	0.0 years
$ 23.86 to $ 26.50	114,714	113,714	6.3 years

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

We have an investment in 4Sigma Limited, a company in which the affiliates of John C Head III, the Chairman of our Board of Directors, also has an interest.  Please refer to Note 11 (E) for further information.

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

The following tables provide summary financial information by our lines of business of the reinsurance segment.

	Year Ended December 31, 2001
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands

Gross premiums written	$104,376	$10,424	$(5,865)	$(1,293)	$2,116	$109,758
Net premiums written	88,899	5,850	(5,548)	(2,307)	2,086	88,980
Net premiums earned	105,662	33,054	(3,591)	1,187	2,475	138,787
Losses and loss expenses	(68,530)	(36,598)	3,687	284	(3,411)	(104,568)
Acquisition costs	(29,925)	(6,747)	289	(642)	936	(36,089)
Operating costs (as restated)	(21,054)	(2,893)	(71)	(354)	(454)	(24,826)
Net underwriting (loss)/income	$(13,847)	$(13,184)	$314	$475	$(454)	$(26,696)

	Year Ended December 31,2000
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands

Gross premiums written	$173,919	$48,125	$3,405	$8,977	$4,535	$238,961
Net premiums written	148,285	43,014	3,162	7,845	3,565	205,871
Net premiums earned	161,772	51,771	6,588	6,127	4,513	230,771
Losses and loss expenses	(124,119)	(51,153)	(2,344)	(5,291)	(3,081)	185,988
Acquisition costs	(53,471)	(15,594)	(3,527)	(1,622)	(2,106)	(76,320)
Operating costs	(24,628)	(6,712)	(844)	(1,044)	(926)	(34,154)
Net underwriting (loss)/income	$(40,446)	$(21,688)	$(127)	$(1,830)	$(1,600)	$(65,691)

	Year Ended December 31, 1999
	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands

Gross premiums written	$251,984	$66,514	$1,851	$6,934	$5,717	$333,000
Net premiums written	240,314	61,549	714	5,550	5,083	313,210
Net premiums earned	188,016	42,443	3,933	9,593	5,140	249,125
Losses and loss expenses	(153,894)	(33,001)	(2,424)	(8,015)	(1,697)	(199,031)
Acquisition costs	(52,940)	(9,287)	(795)	(1,516)	(1,758)	(66,296)
Operating costs	(16,503)	(4,393)	(421)	(976)	(550)	(22,843)
Net underwriting (loss)/income	$(35,321)	$(4,238)	$293	$(914)	$1,135	$(39,045)

The following tables provide summary financial information of earned premiums of the ESG Reinsurance segment, on the basis of where the underlying risk is located

	Years ended December 31,
	2001	2000	1999

Western Europe	(0.7)%	17.9%	33.0%
North America	80.1%	57.1%	55.3%
Latin America	19.4%	16.8%	10.9%
Other	1.2%	8.2%	0.8%
Total	100.0%	100.0%	100.0%

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

17.                               SIGNIFICANT CLIENTS

For the year ended December 31, 2001, one significant client accounted for approximately 16.9% of our total revenues. For the year ended December 31, 2000 no client contributed more than 10% of total revenue. For the year ended December 31, 1999, one significant client relationship accounted for 24.4% of our total revenues.

18.                               STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

Under Bermuda law, we are prohibited from declaring or paying a dividend if such payment would reduce the realizable value of our assets to an amount less than the aggregate value of our liabilities, issued share capital (common share capital) and share premium (additional paid-in capital) accounts.

Under the Bermuda Insurance Act, 1978, amendments thereto and Related Regulations, European Specialty Reinsurance (Bermuda) Limited is required to maintain certain measures of solvency and liquidity. For the years ended

December 31, 2001 and 2000, these requirements have been met. The statutory capital and surplus of European Specialty Reinsurance (Bermuda) Limited was $53.3 million and $76.6 million and the minimum required statutory capital and surplus was $10.2 million and $8.5 million as of December 31, 2001 and 2000, respectively. The minimum required level of liquid assets was $85.6 million and $80.1 million with actual liquid assets of $167.4 million and $143.7 million as of December 31, 2001 and 2000, respectively.

Under the regulations in force in Ireland, Accent is required to maintain a minimum solvency margin. As at December 31, 2001, and 2000, the minimum solvency requirement was $1.7 million and $2.2 million respectively. In addition, the company is required to maintain a trust account of $20 million.

19.                               UNAUDITED QUARTERLY FINANCIAL DATA

2001 Operating Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	U.S. dollars in thousands except per share data
				As Restated
Net Premiums written	$37,193	$29,672	$8,898	$37,830
Net Premiums earned	40,309	40,482	28,759	47,347
Management fee revenue	230	190	(132)	586
Net investment income	3,408	3,326	2,512	2,931
Losses and loss expenses	29,985	26,238	15,870	34,995
Acquisition costs	11,934	13,070	8,980	13,011
Underwriting (loss)/profit	(1,610)	1,174	3,909	(659)
Net (loss)/income	(3,943)	(5,915)	97	(6,112)
Earnings per common share:
Basic net (loss)/income from continuing operations per share	(0.33)	(0.50)	0.01	(0.52)
Diluted net (loss)/income per share	(0.33)	(0.50)	0.01	(0.52)
Weighted average shares outstanding (000’s):
Basic	11,783	11,788	11,788	11,809
Diluted	11,783	11,788	11,788	11,809

2000 Operating Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	U.S. dollars in thousands except per share data
			As Restated	As Restated
Net Premiums written	$104,479	$44,675	$16,010	$46,722
Net Premiums earned	57,811	76,446	39,756	62,607
Management fee revenue	362	594	224	667
Net investment income	2,926	3,165	3,600	3,233
Losses and loss expenses	45,229	54,689	44,477	42,846
Acquisition costs	14,679	23,444	18,264	22,179
Underwriting loss	(2,097)	(1,687)	(22,985)	(6,488)
Net loss from continuing operations	(7,306)	(6,313)	(39,119)	(7,951)
(Loss)/income from discontinued operations	(2,920)	(3,008)	750	—
Net loss	(10,226)	(9,321)	(38,369)	(7,951)
Earnings per common share:
Basic and diluted net loss from continuing operations per share	(0.63)	(0.53)	(3.31)	(0.67)
Basic and diluted net loss per share	(0.88)	(0.79)	(3.25)	(0.67)
Weighted average shares outstanding (000’s):
Basic	11,576	11,837	11,817	11,822
Diluted	11,576	11,837	11,817	11,822

20.                               RESTATEMENT OF FINANCIAL STATEMENTS – Foreign Currency Translation

Foreign Currency Translation

During the second quarter of 2002, we determined that foreign currency translation adjustments, included in accumulated other comprehensive income and other expenses, had been misstated by $3,992 thousand due to an error in the internal system that consolidates the financial results of our subsidiaries. At the time we were unable to determine the periods in which the original errors occurred and therefore to correct this error, we restated our financial statements for the fiscal year December 31, 2001 in order to reflect a fourth quarter adjustment to foreign currency translation adjustments, included in accumulated other comprehensive income, other expenses, and consolidated statements of changes in shareholders’ equity, of $3,992 thousand. The restated accounts were filed in our 10-K/A (Amendment No. 3) filing of August 22, 2002. The adjustment and restatement has had the following impact on our consolidated statement of operations and consolidated balance sheet for the year ended December 31, 2001:

Following further investigation we have subsequently determined that the error of $3,992 thousand occurred in the following years:

U.S. dollars in thousands
1999	$488
2000	4,071
2001	(567)
$3,992

We have further restated, in this Annual Report, our financial statements for the fiscal year December 31, 2001, 2000 and 1999 in order to reflect the correct foreign currency translation adjustments, included in accumulated other comprehensive income, other expenses, and consolidated statements of changes in shareholders’ equity. The adjustment and restatement has had the following impact on our consolidated statement of operations and consolidated balance sheets for the years ended December 31, 2001, 2000 and 1999:

	December 31, 2001 U.S. dollars in thousands (except per share data)		December 31, 2000 U.S. dollars in thousands (except per share data)		December 31, 1999 U.S. dollars in thousands (except per share data)
	As Restated	As Previously Restated	As Restated	As Previously Reported	As Restated	As Previously Reported
Other expenses	$8,549	$13,108	$20,561	$16,490	$8,998	$8,510
Net loss	15,873	20,432	65,867	61,796	42,482	41,994
Net loss per share	1.35	1.73	5.58	5.23	3.20	3.17
Foreign currency translation adjustments, in accumulated other comprehensive income	(201)	(201)	(768)	(5,331)	(1,214)	(1,702)
Foreign currency translation adjustments, in consolidated statements of comprehensive income	567	5,130	442	(3,629)	(640)	(1,128)
Retained deficit	122,923	122,923	107,050	102,491	41,183	40,695

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

21.                               RESTATEMENT OF FINANCIAL STATEMENTS – Co-Reinsurance Agreement with ACE Ltd.

We signed a co-reinsurance contract with ACE in November 2001 that became effective retroactively as of January 1, 2001. Under SFAS 113, the premiums written during the retroactive period were deemed to be written on our own account with the co-reinsurance to ACE treated as a retroactive retrocession arrangement. However, we did not show premiums earned, losses and loss adjustment expenses and acquisition costs in our reported revenues and expenses, in respect of the retroactive period, in the third and fourth quarters of 2001 and the first and second quarters of 2002. During the quarter ended September 30, 2002, we realized this error in our treatment of the ACE contract and restated our figures for the correct accounting treatment of this contract. In accordance with SFAS 113, we did not recognize any of the profits of the ACE share of the reinsurance contract in our statement of operations and hence, there was no impact on our reported net income or net loss in any affected period. The following table shows the impact that the correct accounting for this contract had on consolidated statement of operations and consolidated balance sheet for the year ended December 31, 2001:

	December 31, 2001 U.S. dollars in thousands
	As Restated	As Previously Reported
Net Premiums earned	156,897	153,220
Loss & Loss expenses	107,088	104,566
Acquisition Costs	46,995	45,840
Net Loss	(20,432)	(20,432)
Net Loss per Share	(1.73)	(1.73)
Deferred Acquisition Costs	38,886	40,308
Unpaid Loss & Loss expenses	148,905	146,383
Unearned premiums	100,718	104,395
Acquisition Costs Payable	42,843	43,110
Shareholders’ Equity	95,070	95,070

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Certifying Accountant

We received a letter from Deloitte & Touche on November 22, 2002, stating that Deloitte & Touche had resigned as our independent auditors, effective on that date. The letter indicated no reason for the resignation. Deloitte & Touche subsequently withdrew its audit report related to the fiscal year ended December 31, 2001 and review reports for the quarters ended September 30, 2001, March 31, 2002 and June 30, 2002. Deloitte & Touche notified us that this withdrawal was as a result of our accounting treatment for the co-reinsurance contract with ACE INA Overseas Insurance Company Ltd (“ACE”).

Subsequent to their resignation Deloitte & Touche advised that they had seven accounting disagreements with us and one reportable event in respect of the accounting treatment for the ACE contract. As previously indicated we have restated the relevant financial statements to reflect the correct accounting treatment for the ACE contract. In respect of the accounting disagreements we have resolved these matters with our new auditors BDO International. For more detailed discussion on these accounting disagreements please refer to pages 41-43 of this report and our Form 8-K filings of December 2, 2002, December 16, 2002, January 27, 2003 and February 11, 2003.

On December 9, 2002, on the recommendation of the Audit Committee, the Board of Directors approved the appointment of BDO International as our independent auditors. BDO International formally accepted this appointment with effect from December 24, 2002.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information with respect to our executive officers is contained under the caption “Executive Officers” in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

The information with respect to our directors is contained under the caption “Election of Directors” in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

The information required in this item with respect to Section 16(a) compliance disclosure is incorporated in this Form 10-K by reference from our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

The information with respect to executive compensation is contained under the caption “Executive Compensation” in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information with respect to security ownership of certain beneficial owners and management is contained under the caption “Information Regarding the Security Ownership of Certain Beneficial Owners, Management and Directors” in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act and is incorporated in this Form 10-K by reference in response to this item.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, and REPORTS ON FORM 8-K.

(a)                                  Documents.

1.                                       The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

2.                                       The accompanying Exhibit Index is hereby incorporated herein by this reference. The exhibits listed in the accompanying Index to Exhibits on page E-1 are filed or incorporated by reference as part of this report.

(b)                                  Reports on Form 8-K.

We filed reports on Form 8-K on January 31, 2001, April 9, 2001 and November 26, 2001. There were no other reports on Form 8-K filed during the period from January 1, 2001, to December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto authorized on May 29, 2003.

ESG RE LIMITED

By:	/s/ Alasdair P. Davis
	Name:	Alasdair P. Davis
	Title:	Chief Executive Officer

By:	/s/ Aodh O’Murchu
	Name:	Aodh O’Murchu
	Title:	Controller, Chief Accounting Officer

CERTIFICATIONS UNDER EXCHANGE ACT RULE 13A-14 AND 15D-14

I, Alasdair P. Davis, hereby certify that:

1.               I have reviewed this Annual Report on Form 10-K of ESG Re Limited;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated this 30th day of May, 2003

/s/ Alasdair P. Davis
Alasdair P. Davis Chief Executive Officer

*************************************************

I, Aodh O’Murchu, hereby certify that:

1.               I have reviewed this Annual Report on Form 10-K of ESG Re Limited;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated this 30th day of May, 2003

/s/ Aodh O’Murchu
Aodh O’Murchu Controller & Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1*	Share Exchange Agreement between ESG Re Limited and European Specialty Group (United Kingdom) Limited, dated November 13, 1997

2.2*	Share Exchange Agreement between the shareholders of European Specialty Group Holding A.G. and European Specialty Group (United Kingdom) Limited, dated November 13, 1997

3.1*	Memorandum of Association

3.2*	Bye-Laws

4.1*	Specimen Common Share certificate

4.2*	Form of Class A Warrant

4.3*	Form of Class B Warrant

10.1*	Form of Subscription Agreement, between ESG Re Limited and certain Direct Purchasers, dated September 30, 1997

10.2*	Employment Agreement between ESG Re Limited and Steven H. Debrovner, dated December 1, 1997

10.3***	Employment Agreement between ESG Re Limited and John C Head III, dated September 1, 1999

10.4***	Employment Agreement between ESG Re Limited and Margaret L. Webster, dated March 1, 1999

10.5****	Employment Agreement between ESG Re Limited and Alasdair Davis, dated January 17, 2000

10.6****	Employment Agreement between ESG Re Limited and John C Head III, dated January 1, 2001

10.7++	Employment Agreement between ESG Re Limited and Nik Scopes, dated April 4, 2000

10.8*	Investment Advisory Agreement between ESG Re Limited and Head Asset Management LLC, dated December 1, 1997

10.9++	Amendment to Investment Advisory Agreement between ESG Re Limited and Head Asset Management LLC, dated July 1, 2000

10.10*	Investment Advisory Agreement between European Specialty Ruckversicherung A.G. and Head Asset Management LLC, dated December 1, 1997

10.11++	Amendment to Investment Advisory Agreement between European Specialty Ruckversicherung A.G. and Head Asset Management LLC, dated July 1, 2000

10.12++	Investment Advisory Agreement between European Specialty Reinsurance (Ireland) Limited and Head Asset Management LLC, dated December 1, 1997

10.13++	Amendment to Investment Advisory Agreement between European Specialty Reinsurance (Ireland) Limited and Head Asset Management LLC, dated July 1, 2000

10.14++	Investment Advisory Agreement between European Specialty Reinsurance (Bermuda) Limited and Head Asset Management LLC, dated July 1, 2000

10.15++	Investment Advisory Agreement between Accent Insurance Company Limited and Head Asset Management LLC, dated July 1, 2000

10.16*	Form of Registration Rights Agreement between ESG Re Limited and the Direct Purchasers named therein

10.17**	Form of Grant Agreement under ESG Re Limited Non-Management Directors’ Compensation and Option Plan

10.18++	ESG Re Limited Non-Management Directors’ Compensation and Option Plan

10.19**	Form of Grant Agreement under ESG Re Limited 1997 Stock Option Plan

10.20++	ESG Re Limited 1997 Stock Option Plan

10.21++	Form of Grant Agreement under ESG Re Limited 2000 Restricted Stock Plan

10.22++	ESG Re Limited 2000 Restricted Stock Plan

10.23++	ESG Re Limited Deferred Compensation Plan, amended and restated as of February 25, 2000

10.24++	ESG Re Limited Severance/Change in Control Policy, dated January 1, 2000

10.25†	Agreements relating to the transfer of certain assets and liabilities to, and subsequent sale of, VBB (Bermuda) Limited

10.26‡	Subscription Agreement and Bondholders Conversion Agreement relating to an investment in 4Sigma (Bermuda) Ltd

10.27++/+++	ACE Capital Reinsurance Overseas Ltd and ESG Reinsurance North America Ltd Reinsurance Management Agreement, dated November 1, 2001

21.1++	Subsidiaries of the Registrant

23.1++	Accountant’s consent

99.1++++	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2++++	Certification of Controller and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Incorporated by reference from Amendment No. 1 to the Registration Statement on Form F-1 of the Company, as filed with the Securities and Exchange Commission on December 9, 1997 (registration No. 333-40341).

**                                  Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

***                           Incorporated by reference from the Company’s Form 10-K/A for the year ended December 31, 1999, filed with the Securities and Exchange Commission on April 19, 2000.

****                    Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

†                                          Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

‡                                          Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001.

++                                  Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002.

+++                           Confidential treatment requested for portions of this agreement was requested by the Company and granted by the Securities and Exchange Commission. Redacted portions of this agreement are marked on the original filed document.

++++                    Attached as an Exhibit hereto.

ESG RE LIMITED

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of ESG Re Limited

We have audited the accompanying consolidated balance sheets of ESG Re Limited and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in shareholders’ equity, cash flows and comprehensive income/(loss) for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements as of December 31, 2001 have been restated. The effect of the restatements has been set out in Notes 21 and 22 to the financial statements.

BDO INTERNATIONAL

Dublin, Ireland May 30, 2003

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Schedules, other than those listed, are omitted from this filing because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

•	Schedule II - Condensed Balance Sheet
•	Schedule II - Condensed Statement of Operations
•	Schedule II - Condensed Statement of Cashflows
•	Schedule IV – Reinsurance
•	Notes to the Consolidated Financial Statements Schedules

ITEM 14.  SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEET

(U.S. dollars in thousands except share and per share data)

	December 31, 2001	December 31, 2000
	As Restated Note 1	As Restated Note 1
		Unaudited

ASSETS
Investments – available for sale, at fair value (cost: $5,661 and $7,909)	$5,592	$7,762
Cash and cash equivalents	851	239
Investments in subsidiaries, at equity in the underlying net assets	87,088	85,541
Other investments	4,831	16,310
Total investments and cash	98,362	109,852

Accrued investment income	57	564
Intangible assets	—	1,355
Due from affiliates	—	2,438
Other assets	1,226	146

TOTAL ASSETS

	$99,645	$114,355

LIABILITIES
Due to affiliates	2,854	—

Other liabilities	1,721	789
Total liabilities	4,575	789

SHAREHOLDERS’ EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding for 2001 and 2000	—	—
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,831,063 shares issued and outstanding for 2001 and 11,777,086 shares issued and outstanding for 2000	11,831	11,777
Additional paid-in capital	208,221	208,539
Unearned compensation	(333)	(893)
Accumulated other comprehensive income:
Foreign currency translation adjustments	(201)	(772)
Unrealized gains on securities, net of tax	(1,525)	(1,965)
Accumulated other comprehensive income	(1,726)	1,193
Retained (deficit)	(122,923)	(107,050)
Total shareholders’ equity	95,070	113,566

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,645	$114,355

CONDENSED STATEMENT OF OPERATIONS

(U.S. dollars in thousands)

	For Years Ended December 31,
	2001	2000	1999
	As Restated Note 1	As Restated Note 1	As Restated Note 1
		Unaudited	Unaudited
REVENUES
Net investment income	724	1,097	3,978
Gain/(loss) on equity investments	(2,682)	181	(205)
Net realized investment gain/(loss)	(12,274)	(938)	(526)
Equity in undistributed change in retained earnings of subsidiaries	5,244	—	—
	(8,988)	340	3,247
EXPENSES
Other expenses	6,885	17,022	21,407
Equity in undistributed change in retained earnings of subsidiaries	—	49,185	24,322

INCOME (LOSS) BEFORE TAXES	(15,873)	(65,867)	(42,482)
Income tax expense	—	—	—

NET INCOME (LOSS)	$(15,873)	$(65,867)	$(42,482)

ESG RE LIMITED

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENT OF CASHFLOWS

(U.S. dollars in thousands)

	For Years Ended December 31,
	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used by operating activities	$(3,667)	$(8,991)	$(7,145)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity investments acquired – available for sale	(10,718)	(4,476)	(45,635)
Proceeds from sale of fixed maturity investments – available for sale	13,142	23,883	79,834
Funding of other investments	—	(6,345)	(4,678)
Proceeds from other investments	500	800	—
Disposals/(purchases) of intangible assets	1,355	(1,355)	—
Net cash provided by investing activities	4,279	12,507	29,521

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(2,870)	(4,414)
Grant/(repurchase) of common shares	—	(2,036)	(16,529)
Net cash used in financing activities	—	(4,906)	(20,943)

Net increase/(decrease) in cash	612	(1,390)	1,433
Cash and cash equivalents at January 1	239	1,629	196

Cash and cash equivalents at December 31	$851	$239	$1,629

ESG RE LIMITED

SCHEDULE IV – REINSURANCE

(U.S. Dollars in thousands)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
As at December 31, 2001
Total accident and health insurance earned premium	$8,699	$24,881	$169,402	$156,897	108.0%
As at December 31, 2000
Total accident and health insurance earned premium	$25,662	$23,849	$234,807	$236,620	99.2%
As at December 31, 1999
Total accident and health insurance earned premium	$7,701	$13,326	$254,750	$249,125	102.3%