Form 10-Q/A
period 2002-03-31
ESG RE LTD
filed 2003-05-30
CIK 1049624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QA

(Amendment No. 2)

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

EXPLANATORY STATEMENT:

We are filing this Form 10-Q/A (Amendment No. 2) to restate in their entirety Items 1 and 2 of Part 1 of our quarterly report of Form 10-Q for the quarter ended March 31, 2002.  For completeness purposes, the full Form 10-Q is filed herein, however, no other parts have been amended.

As previously disclosed, Deloitte & Touche resigned as independent auditors effective November 22, 2002 and subsequently withdrew its audit report related to the year ended December 31, 2001 and review reports for the quarters ended September 30, 2001, March 31, 2002 and June 30, 2002.  We subsequently retained BDO International as our new auditors.

We have restated our financial statements for the three months ended March 31, 2002 and our financial statements for the year ended December 31, 2001 to reflect the correct accounting treatment of the co-reinsurance contract with ACE INA Overseas Insurance Company Ltd (“ACE”).  We have also restated our financial statements for the years ended December 31, 2001, 2000 and 1999 and our financial statements for the three and nine months ended September 30, 2000 to correct an error in our Foreign Currency Translation Account.  For further discussion of these restatements, please refer to Managements Discussion and Analysis of Financial Condition and Results of Operations and Notes 6 and 7 of the Condensed Consolidated Financial Statements.

Unless otherwise noted, all of the information in this Form 10-Q/A is as of March 31, 2002 and does not reflect any subsequent information on events other than this restatement.

For a discussion of our recent deregistration of our common stock under the Securities Exchange Act of 1934, and the related delisting of our common stock by The Nasdaq Stock Market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”.

Unless the context requires otherwise, references in this form 10-Q to “ESG”, “we”, “us”, “our”, and “Ours” mean ESG Re Limited and the subsidiaries through which it operates.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ESG RE LIMITED

Condensed Consolidated Balance Sheets (as restated)

(U.S. dollars in thousands except share and per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Investments available for sale, at fair value (cost: $133,665 and $146,369)	$132,126	$144,844
Cash and cash equivalents	4,641	3,915
Other investments	6,689	6,172
Total investments and cash	143,456	154,931
Accrued investment income	1,940	2,028
Management fees receivable	470	296
Reinsurance balances receivable	188,646	190,526
Reinsurance recoverable on incurred losses	33,045	28,630
Funds retained by ceding companies	22,131	24,629
Prepaid reinsurance premiums	1,400	1,523
Deferred acquisition costs	35,689	38,886
Receivable for securities sold	—	2,318
Deferred tax asset	1,349	1,339
Other assets	8,003	7,277
Cash and cash equivalents held in a fiduciary capacity	838	1,724

TOTAL ASSETS	$436,967	$454,107

LIABILITIES
Unpaid losses and loss expenses	$148,264	$148,905
Unearned premiums	87,442	100,718
Acquisition costs payable	43,831	42,843
Reinsurance balances payable	55,377	51,927
Payable for securities purchased	70	—
Accrued expenses, accounts payable, and other liabilities ($85 and $85 due to related parties)	11,298	12,920
Fiduciary liabilities	838	1,724
Total liabilities	347,120	359,037

SHAREHOLDERS’ EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2002 and December 31, 2001	—	—
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding as of March 31, 2002 and December 31, 2001	—	—
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,831,063 shares issued and outstanding as of March 31, 2002 and 11,831,063 shares issued and outstanding as of December 31, 2001	11,831	11,831
Additional paid-in capital	208,221	208,221
Unearned compensation	(271)	(333)
Accumulated other comprehensive income:
Foreign currency translation adjustments, net of tax	57	(201)
Unrealized gains on securities, net of tax	(1,539)	(1,525)
Accumulated other comprehensive income	(1,482)	(1,726)
Retained (deficit)	(128,452)	(122,923)
Total shareholders’ equity	89,847	95,070

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$436,967	$454,107

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Operations

(U.S. dollars in thousands except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(as restated)
REVENUES
Net premiums written	$25,907	$37,193
Change in unearned premiums	13,031	3,116

Net premiums earned	38,938	40,309
Management fee revenue	507	230
Net investment income	1,848	3,408
Loss on equity investments	—	(27)
Net realized investment gains (losses)	(1,077)	748
	40,216	44,668
EXPENSES
Losses and loss expenses	25,286	29,985
Acquisition costs	13,214	11,934
Administrative expenses	7,245	6,692
	45,745	48,611
NET (LOSS) INCOME BEFORE TAXES	(5,529)	(3,943)
Income tax expense	—	—
NET (LOSS) INCOME AFTER TAXES	$(5,529)	$(3,943)

PER SHARE DATA

Basic net loss per share	$(0.47)	$(0.33)
Diluted net loss per share	$(0.47)	$(0.33)
Weighted average shares outstanding	11,831,063	11,782,500
Basic	11,831,063	11,782,500
Diluted

Dividends declared per share	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(11,040)	$(6,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity investments acquired – available for sale	(82,963)	(115,573)
Proceeds from sale of fixed maturity investments – available for sale	96,798	119,141
Funding of strategic investments	(540)	—
Purchases of fixed assets	(1,529)	(278)
Net cash provided by investing activities	11,766	3,290

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common shares	—	(58)
Net cash used in financing activities	—	(58)

Net increase/(decrease) in cash	726	(3,244)
Cash and cash equivalents at January 1	3,915	26,032

Cash and cash equivalents at March 31	$4,641	$22,788

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Comprehensive Income

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(as restated)
Net (loss) income	$(5,529)	$(3,943)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	258	310
Net unrealized holding (losses)/gains on securities	(14)	3,498

Other comprehensive income	244	3,808

Comprehensive (loss) income	$(5,285)	$(135)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ESG Re Limited have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) except pursuant to the rules and regulations of the Securities and Exchange Commission which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of financial position, results of operations and comprehensive income as of and for the periods presented.  The results of operations for any interim period are not necessarily indicative of the results for a full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 and related notes thereto included in our 2001 Annual Report on Form 10-K/A (Amendment No. 4) filed with the Securities and Exchange Commission on May 30, 2003.

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

(C)  PENSION OBLIGATIONS

A subsidiary company is obligated to make contributions to defined contribution pension plans for employees.  As of March 31, 2002 and December 31, 2001, there were outstanding liabilities for pension contributions of $659 thousand and $294 thousand respectively.

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

(E)  STRATEGIC INVESTMENTS

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

6.  RESTATEMENT OF FINANCIAL STATEMENTS – Foreign Currency Translation

During the second quarter of 2002, we determined that foreign currency translation adjustments, included in other comprehensive income and other expenses, had been misstated by $3,992 thousand due to an error in the system that consolidates the financial results of our subsidiaries.  At the same time we were unable to determine the periods in which the original errors occurred and therefore to correct this error, we restated our financial statements for the year ended December 31, 2001 in order to reflect a fourth quarter adjustment to foreign currency translation adjustments, and in accumulated other comprehensive income, other expenses, and consolidates statements of changes in shareholders’ equity of $3,992 thousand.  The restated accounts were filed in our 10-K/A (Amendment No. 3) filing of August 22, 2002 which has been further amended by our 10-K/A (Amendment No. 4) filing of May 30, 2003.  We also restated our Form 10-Q for the quarter ended March 31, 2002 to reflect this restatement and filed the restated accounts in our Form 10-Q/A (Amendment No. 1) on August 22, 2002 which is now further amended in this Form 10-Q/A (Amendment No. 2).

Following further investigation we have subsequently determined that the error of $3,992 thousand occurred in the following years:

U.S. dollars in thousands

1999	$488
2000	4,071
2001	(567)
Total	$3,992

We have further restated our financial statements for the fiscal years ended December 31, 2001, 2000 and 1999 in order to reflect the correct foreign currency translation adjustments included in accumulated other comprehensive income, other expenses, and consolidated statements of changes in shareholders’ equity.  The restatement has had no impact on our consolidated statement of operations for the three months ended March 31, 2002 and 2001 nor on our Balance Sheets as at March 31, 2002 and December 31, 2001.

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

7.  RESTATEMENT OF FINANCIAL STATEMENTS – Co-Reinsurance Agreements with ACE INA Overseas Insurance Company Ltd (“ACE”).

We signed a co-reinsurance contract with ACE in November 2001 that became effective retroactively as of January 1, 2001.  Under SFAS 113, the premiums written during the retroactive period were deemed to be written on our own account with the co-reinsurance to ACE treated as a retroactive retrocession arrangement.  However, we did not show premiums earned, losses and loss adjustment expenses and acquisition costs in our reported revenues and expenses, in respect of the retroactive period, in the third and fourth quarters of 2001 and the first and second quarters of 2002.  During the quarter ended September 30, 2002, we realized this error in our treatment of the ACE contract and restated our figures for the correct accounting treatment of this contract.  In accordance with SFAS 113, we did not recognize any of the profits of the ACE share of the reinsurance contract in our statement of operations and hence, there was no impact on our reported net income or net loss in any affected period.  The following table shows the impact that the correct accounting for this contract had on our consolidated balance sheets as of March 31, 2002 and December 31, 2001.

	March 31, 2002		December 31, 2001
	As Restated	As previously Reported	As Restated	As previously Reported
	U.S. dollars in thousands
Deferred Acquisition Costs	35,689	38,074	38,886	40,308
Unpaid losses & loss Expenses	148,264	143,613	148,905	146,383
Unearned Premiums	87,442	94,286	100,718	104,395
Acquisition Costs Payable	43,831	44,023	42,843	43,110
Shareholders Equity	89,847	89,847	95,070	95,070

The following statement shows the impact that the correct accounting for this contract had on our consolidated statement of operations for quarter ended March 31, 2002.  It had no impact on the consolidated statement of operations for the quarter ended March 31, 2001.

	Three Months Ended March 31, 2002 U.S. dollars in thousands
	As Restated	As Previously Reported
Net Premiums earned	38,938	35,771
Loss and loss expenses	25,286	23,157
Acquisition Costs	13,214	12,176
Net Loss	(5,529)	(5,529)

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

Underwriting results for the three months ended March 31, 2002 and 2001, by line of business and in total, for the ESG Reinsurance segment were as follows:

Three months ended March 31, 2002	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	14,594	9,275	(230)	262	304	24,205
Net premiums written	11,272	7,902	(228)	290	1,019	20,255
Net premiums earned	27,921	4,674	128	(119)	1,132	33,736
Losses and loss expenses	21,499	2,837	45	223	181	24,785
Acquisition costs	7,887	1,546	48	185	360	10,026
Operating costs	3,739	713	20	20	173	4,665
Net underwriting income/(loss)	(5,204)	(422)	15	(547)	418	(5,740)

Three months ended March 31, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	15,977	7,403	(1,158)	(1,177)	240	21,285
Net premiums written	13,170	4,099	(1,023)	(1,123)	130	15,253
Net premiums earned	13,251	20,311	(195)	687	251	34,305
Losses and loss expenses	11,218	17,574	(117)	(331)	(580)	27,764
Acquisition costs	3,508	6,012	(95)	442	(167)	9,700
Operating costs	2,137	2,160	9	112	41	4,459
Net underwriting income/(loss)	(3,612)	(5,435)	8	464	957	(7,618)

Underwriting results for the three months ended March 31, 2002 and 2001, by line of business and in total, for the ESG Direct segment were as follows:

Three months ended March 31, 2002	Accident	Credit	Total

Gross premiums written	$4,808	$844	$5,652
Net premiums written	4,808	844	5,652
Net premiums earned	4,830	372	5,202
Losses and loss expenses	455	46	501
Acquisition costs	2,986	202	3,188
Operating costs	1,748	734	2,482
Net underwriting income/(loss)	$(359)	$(610)	$(969)

Three months ended March 31, 2001	Accident	Credit	Total

Gross premiums written	$5,939	$16,001	$21,940
Net premiums written	5,939	16,001	21,940
Net premiums earned	5,834	170	6,004
Losses and loss expenses	2,187	34	2,221
Acquisition costs	2,228	6	2,234
Operating costs	2,116	17	2,133
Net underwriting income/(loss)	$(697)	$113	$(584)

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Report of Independent Accountants

To the Board of Directors and Shareholders

ESG Re Limited

We have reviewed the condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations and comprehensive income/loss for the three-month periods ended March 31, 2002 and 2001, and cash flows for the three-month periods ended March 31, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q (Amendment No. 2) for the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management.

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

The condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001 and the condensed consolidated statements of operations and comprehensive income/loss for the three-month periods ended March 31, 2002 and 2001 and cash flows for the three-month periods ended March 31, 2002 and 2001 have been restated.  The effects of the restatements are set out in Notes 6 and 7 to the unaudited condensed consolidated financial statements.

BDO International

Dublin Ireland

Date: May 30, 2003

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS.

The following discussion and analysis addresses the financial condition of ESG as of March 31, 2002 compared with December 31, 2001 and our results of operation for the three months ended March 31, 2002, compared with the same period last year.  You should read this discussion and analysis with our unaudited condensed consolidated financial statements and related notes included in Item 1 of this Form 10-Q, and our audited financial statements and related notes contained in our 2001 Annual Report on Form 10-K/A (Amendment No. 4).  Our independent accountants have reviewed our unaudited condensed consolidated financial statements for the three months ended March 31, 2001 and 2002 in accordance with auditing standards generally accepted in the United States of America.  The results of our operations for the period ended March 31, 2002 are not necessarily indicative of our results for the full year.

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

Restatement of Financial Statements

Foreign Currency Translation

During the second quarter of 2002, we determined that foreign currency translation adjustments, included in other comprehensive income and other expenses, had been misstated by $3,992 thousand due to an error in the system that consolidates the financial results of our subsidiaries.  At the same time we were unable to determine the periods in which the original errors occurred and therefore to correct this error, we restated our financial statements for the year ended December 31, 2001 in order to reflect a fourth quarter adjustment to foreign currency translation adjustments, and in accumulated other comprehensive income, other expenses, and consolidates statements of changes in shareholders’ equity of $3,992 thousand.  The restated accounts were filed in our 10-K/A (Amendment No. 3) filing of August 22, 2002 which has been further amended by our 10-K/A (Amendment No. 4) filing of May 30, 2003.  We also restated our Form 10-Q for the quarter ended March 31, 2002 to reflect this restatement and filed the restated accounts in our Form 10-Q/A (Amendment No. 1) on August 22, 2002 which is now further amended in this Form 10-Q/A (Amendment No. 2).

Following further investigation we have subsequently determined that the error of $3,992 thousand occurred in the following years:

U.S. dollars in thousands

1999	$488
2000	4,071
2001	(567)
Total	$3,992

We have further restated our financial statements for the fiscal years ended December 31, 2001, 2000 and 1999 in order to reflect the correct foreign currency translation adjustments included in accumulated other comprehensive income, other expenses, and consolidated statements of changes in shareholders’ equity.  The restatement has had no impact on our consolidated statement of operations for the three months ended March 31, 2002 and 2001 nor on our Balance Sheets as at March 31, 2002 and December 31, 2001.

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

Co-Reinsurance Agreements with ACE INA Overseas Insurance Company Ltd (“ACE”).

We signed a co-reinsurance contract with ACE in November 2001 that became effective retroactively as of January 1, 2001.  Under SFAS 113, the premiums written during the retroactive period were deemed to be written on our own account with the co-reinsurance to ACE treated as a retroactive retrocession arrangement.  However, we did not show premiums earned, losses and loss adjustment expenses and acquisition costs in our reported revenues and expenses, in respect of the retroactive period, in the third and fourth quarters of 2001 and the first and second quarters of 2002.  During the quarter ended September 30, 2002, we realized this error in our treatment of the ACE contract and restated our figures for the correct accounting treatment of this contract.  In accordance with SFAS 113, we did not recognize any of the profits of the ACE share of the reinsurance contract in our statement of operations and hence, there was no impact on our reported net income or net loss in any affected period.  The following table shows the impact that the correct accounting for this contract had on our consolidated balance sheets as of March 31, 2002 and December 31, 2001.

	March 31, 2002		December 31, 2001
	As Restated	As previously Reported	As Restated	As previously Reported
	U.S. dollars in thousands
Deferred Acquisition Costs	35,689	38,074	38,886	40,308
Unpaid losses & loss Expenses	148,264	143,613	148,905	146,383
Unearned Premiums	87,442	94,286	100,718	104,395
Acquisition Costs Payable	43,831	44,023	42,843	43,110
Shareholders Equity	89,847	89,847	95,070	95,070

The following statement shows the impact that the correct accounting for this contract had on our consolidated statement of operations for quarter ended March 31, 2002.  It had no impact on the consolidated statement of operations for the quarter ended March 31, 2001.

	Three Months Ended March 31, 2002 U.S. dollars in thousands
	As Restated	As Previously Reported
Net Premiums earned	38,938	35,771
Loss and loss expenses	25,286	23,157
Acquisition Costs	13,214	12,176
Net Loss	(5,529)	(5,529)

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

We derive our revenues principally from:

•      premiums for reinsurance products,

•      fees for direct marketing services,

•      management fees, and

•      investment income.

Results of Operations

Total Revenues

Our total revenues for the three months ended March 31, 2002 were $40.2 million, compared with total revenues of $44.7 million for the three months ended March 31, 2001.

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

Net Underwriting Income

For the three months ended March 31, 2002, we managed, on our own behalf and on behalf of our co-reinsurers, total premiums of $21.4 million, of which we placed $(8.5) million with co-reinsurers and retroceded $4.0 million, resulting in $25.9 million net premiums written.  For the three months ended March 31, 2001, we managed, on our own behalf and on behalf of our co-reinsurers, total gross premiums of $45.3 million, of which we placed $2.1 million with co-reinsurers and retroceded $6.0 million, resulting in $37.2 million net premiums written.  The 52.8% decrease in gross premiums and 30.4% decrease in net premiums written during the three months ended March 31, 2002 is primarily a factor of large estimated premium write-downs of $18.2 million in respect of our North American medical business, of which 50% is co-reinsured.  These premium adjustments were in relation to risks underwritten in late 2001, thereby not materially impacting the result in the quarter.  The decrease was also affected by a change in the basis of estimation used to recognize premium on the Bancassurance business, written by our ESG Direct segment.

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

Gross and net premiums written and net premiums earned for the three months ended March 31, 2002 and 2001 were as follows:

	Three Months Ended
	March 31 2002	March 31 2001
	U.S. dollars in millions
ESG Reinsurance

Total premiums managed	15.7	23.4
Amount placed with co-reinsurers	8.5	(2.1)
Gross premiums written	24.2	21.3
Retroceded	(4.0)	(6.0)
Net premiums written	20.2	15.3

Net premiums earned	33.7	34.3

	Three Months Ended
	March 31 2002	March 31 2001
	U.S. dollars in millions
ESG Direct

Total premiums managed	5.7	21.9
Amount placed with co-reinsurers	0.0	0.0
Gross premiums written	5.7	21.9
Retroceded	0.0	0.0
Net premiums written	5.7	21.9

Net premiums earned	5.2	6.0

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

Underwriting Results

Underwriting results for the three months ended March 31, 2002 and 2001, by line of business and in total, for the ESG Reinsurance segment were as follows:

Three months ended March 31, 2002	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	14,594	9,275	(230)	262	304	24,205
Net premiums written	11,272	7,902	(228)	290	1,019	20,255
Net premiums earned	27,921	4,674	128	(119)	1,132	33,736
Losses and loss expenses	21,499	2,837	45	223	181	24,785
Acquisition costs	7,887	1,546	48	185	360	10,026
Operating costs	3,739	713	20	20	173	4,665
Net underwriting income/(loss)	(5,204)	(422)	15	(547)	418	(5,740)

Three months ended March 31, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	15,977	7,403	(1,158)	(1,177)	240	21,285
Net premiums written	13,170	4,099	(1,023)	(1,123)	130	15,253
Net premiums earned	13,251	20,311	(195)	687	251	34,305
Losses and loss expenses	11,218	17,574	(117)	(331)	(580)	27,764
Acquisition costs	3,508	6,012	(95)	442	(167)	9,700
Operating costs	2,137	2,160	9	112	41	4,459
Net underwriting income/(loss)	(3,612)	(5,435)	8	464	957	(7,618)

The operating ratios for the three months ended March 31, 2002 and 2001, by line of business and in total, for the ESG Reinsurance segment were as follows:

Three Months Ended March 31, 2002	Medical	Accident	Credit	Life	Other	Total

Loss ratio	77.0%	60.7%	35.2%	n/m	16.0%	73.5%
Acquisition expense ratio	28.2%	33.1%	37.5%	n/m	31.8%	29.7%
Loss and acquisition expense ratio	105.2%	93.8%	72.7%	n/m	47.8%	103.2%
Operating expense ratio						13.8%
Combined ratio						117.0%

Three Months Ended March 31, 2001	Medical	Accident	Credit	Life	Other	Total

Loss ratio	84.7%	86.5%	60.0%	n/m	n/m	80.9%
Acquisition expense ratio	26.5%	29.6%	48.8%	n/m	n/m	28.3%
Loss and acquisition expense ratio	111.1%	116.1%	108.8%	n/m	n/m	109.2%
Operating expense ratio						13.0%
Combined ratio						122.2%

We calculated the operating expense ratios for the three months ended March 31, 2002 and March 31, 2001 by expressing total administrative expenses net of corporate office expense, as a percentage of net premiums earned.

The key elements in the performance of the Reinsurance segment for the quarter were – (i) a large loss of $3.0 million on North American medical business, written in 2000, and (ii) a loss of $0.5 million, on one life contract written out of Latin America, also in the 2000 underwriting year.

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

Geographic Spread

The distribution of gross written premiums for the three months ended March 31, 2001 and 2002, is as follows:

	Three Months Ended
	March 31 2002	March 31 2001
ESG Reinsurance

Western Europe	18.4%	(48.1)%
North America	62.1%	128.8%
Latin America	17.5%	7.1%
Asia	0.1%	(7.5)%
Other	1.9%	19.7%
Total	100.0%	100.0%

	Three Months Ended
	March 31 2002	March 31 2001
ESG Direct

Western Europe	14.9%	72.9%
Asia	85.1%	27.1%
Total	100.0%	100.0%

Product Mix

The distribution of gross premiums written by line of business for the three months ended March 31, 2001 and 2002 is as follows:

	Three Months Ended
	March 31 2002	March 31 2001
ESG Reinsurance

Medical	60.3%	75.1%
Personal Accident	38.3%	34.8%
Credit	(1.0)%	(5.4)%
Life	1.1%	(5.6)%
Other	1.3%	1.1%
Total	100.0%	100.0%

	Three Months Ended
	March 31 2002	March 31 2001
ESG Direct

Personal Accident	85.1%	27.1%
Credit	14.9%	72.9%
Total	100.0%	100.0%

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

The following table reflects the investment results for the three months ended March 31, 2002:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains

U.S. dollars in thousands

Investments	$137,081	$1,684	4.9%	$(1,077)
Other investments	6,431	130	8.1%	—
Cash and cash equivalents	4,278	34	3.2%	—
Total	$147,790	$1,848	5.0%	$(1,077)

(1) Net investment income is net of investment-related expenses and income on premium receivable and funds held by ceding companies.

The following table reflects our investment results for the three months ended March 31, 2001:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains

U.S. dollars in thousands

Investments	$168,675	$3,065	7.3%	$748
Other investments	17,855	88	2.0%	—
Cash and cash equivalents	24,030	255	4.2%	—
Total	$210,560	$3,408	6.5%	$748

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

The fixed maturity investment portfolios as of March 31, 2002 and 2001 were as follows:

As at March 31, 2002	Fair Value	Duration (Years)	Market Yield	Average Credit Rating
	U.S. dollars in thousands
Corporate securities	$48,016	2.4	5.5%	AA
U.S. treasury securities and obligations of U.S. government corporations and agencies	40,447	3.3	4.8%	AAA
Asset-backed securities/Mortgage-backed securities	23,303	2.2	7.4%	AAA
Obligations of states and political subdivisions	15,005	2.6	5.8%	AAA
Foreign currency debt securities	5,355	0.8	4.1%	AAA
Total	$132,126	2.2	5.5%

As at March 31, 2001	Fair Value	Duration (Years)	Market Yield	Average Credit Rating
	U.S. dollars in thousands
Corporate securities	$78,334	3.6	6.7%	AA
U.S. treasury securities and obligations of U.S. government corporations and agencies	30,902	2.9	5.9%	AAA
Asset-backed securities/Mortgage-backed securities	35,419	2.6	8.1%	AAA
Obligations of states and political subdivisions	18,360	2.8	6.8%	AAA
Foreign currency debt securities	5,857	2.9	4.9%	AAA
Total	$168,872	3.0	6.5%

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

In November 2001, we committed to make an additional capital infusion in 4Sigma of $1.8 million, in increments of $100,000 as funds are needed by 4Sigma, in exchange for 1.8 million shares of Series E preferred stock.  As at March 31, 2002 we had invested $0.8 million of this commitment.  Mr. Head has also committed to invest an additional $1.2 million in cash in 4Sigma on these same terms and conditions.  We evaluate our investment in 4Sigma periodically.

Liquidity and Capital Resources

Operating activities used net cash of $11.0 million for the three months ended March 31, 2002 and $6.5 million for three months ended March 31, 2001.

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

Reinsurance recoverable on incurred losses increased from $28.6 million as at December 31, 2001 to $33.0 million as at March 31, 2002.  This increase was due to additional losses being incurred above our net retention levels that enable us to make recoveries from our excess of loss reinsurers, plus the additional quota share cessions to two of our retrocessionaires.

Deferred acquisition costs decreased from $38.8 million at December 31, 2001 to $35.7 million at March 31, 2002, as unearned premium declines over the period, a factor of reduced premium writings and earnings.

At December 31, 2001, reserves for unpaid losses and loss expenses were $148.9 million and at March 31, 2002, reserves for unpaid losses and loss expenses were $148.3 million.  This decrease is also a function of reduced underwritings in 2001.

At March 31, 2002, unearned premium reserves were $87.4 million compared to $100.7 million at December 31, 2001.  Unearned premium reserves are established to cover the unexpired period of contracts of reinsurance that we have underwritten.  At March 31, 2002, acquisition costs payable were $43.8 million compared to $42.8 million at December 31, 2001.  The balance represents acquisition expenses due on gross reinsurance premiums that we have written.

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

ESG RE LIMITED

Date: May 30, 2003	By:	/s/ Alasdair P. Davis
Alasdair P. Davis
Chief Executive Officer

Date: May 30, 2003	By:	/s/ Aodh O’Murchu
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

Dated this 30th May, 2003

/s/ Alasdair P. Davis
Alasdair P. Davis
Chief Executive Officer

**************************************************

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