Form 10-Q/A
period 2002-06-30
ESG RE LTD
filed 2003-05-30
CIK 1049624

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

EXPLANATORY STATEMENT:

We are filing this Form 10-Q/A (Amendment No. 1) to restate in their entirety Items 1 and 2 of Part 1 of our quarterly report of Form 10-Q for the quarter ended June 30, 2002.  For completeness purposes, the full Form 10-Q is filed herein, however, no other parts have been amended.

As previously disclosed, Deloitte & Touche resigned as independent auditors effective November 22, 2002 and subsequently withdrew its audit report related to the year ended December 31, 2001 and review reports for the quarters ended September 30, 2001, March 31, 2002 and June 30, 2002.  We subsequently retained BDO International as our new auditors.

We have restated our financial statements for the three and six months ended June 30, 2002 and our financial statements for the year ended December 31, 2001 to reflect the correct accounting treatment of the co-reinsurance contract with ACE INA Overseas Insurance Company Ltd (“ACE”).  We have also restated our financial statements for the years ended December 31, 2001, 2000 and 1999 and our financial statements for the three and nine months ended September 30, 2002 to correct an error in our Foreign Currency Translation Account.  For further discussion of these restatements, please refer to Managements Discussion and Analysis of Financial Condition and Results of Operations and Notes 6 and 7 of the Condensed Consolidated Financial Statements.

Unless otherwise noted, all of the information in this Form 10-Q/A is as of June 30, 2002 and does not reflect any subsequent information on events other than this restatement.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ESG RE LIMITED

Condensed Consolidated Balance Sheets (as restated)

(U.S. dollars in thousands except share and per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Investments available for sale, at fair value (cost: $110,903 and $146,369)	$112,000	$144,844
Cash and cash equivalents	6,244	3,915
Other investments	6,660	6,172
Total investments and cash	124,904	154,931
Accrued investment income	1,591	2,028
Management fees receivable	947	296
Reinsurance balances receivable	187,791	190,526
Reinsurance recoverable on incurred losses	43,824	28,630
Funds retained by ceding companies	26,081	24,629
Prepaid reinsurance premiums	1,397	1,523
Deferred acquisition costs	36,348	38,886
Receivable for securities sold	388	2,318
Deferred tax asset	1,368	1,339
Other assets	7,912	7,277
Cash and cash equivalents held in a fiduciary capacity	206	1,724

TOTAL ASSETS	$432,757	$454,107

LIABILITIES
Unpaid losses and loss expenses	$172,854	$148,905
Unearned premiums	82,828	100,718
Acquisition costs payable	39,620	42,843
Reinsurance balances payable	54,975	51,927
Accrued expenses, accounts payable, and other liabilities ($54 and $85 due to related parties)	10,437	12,920
Fiduciary liabilities	206	1,724
Total liabilities	360,920	359,037

SHAREHOLDERS’ EQUITY
Preference shares, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2002 and December 31, 2001	—	—
Class B common shares, 100,000,000 shares authorized; no shares issued and outstanding as of June 30, 2002 and December 31, 2001	—	—
Common shares, par value $1 per share; 100,000,000 shares authorized; 11,884,173 shares issued and outstanding as of June 30, 2002 and 11,831,063 shares issued and outstanding as of December 31, 2001	11,884	11,831
Additional paid-in capital	208,271	208,221
Unearned compensation	(261)	(333)
Accumulated other comprehensive income:
Foreign currency translation adjustments, net of tax (as restated)	(1,460)	(201)
Unrealized gains/(losses) on securities, net of tax	1,097	(1,525)
Accumulated other comprehensive income	(363)	(1,726)
Retained (deficit)	(147,694)	(122,923)
Total shareholders’ equity	71,837	95,070

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$432,757	$454,107

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Operations

(U.S. dollars in thousands except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(as restated)		(as restated)
REVENUES
Net premiums written	$22,072	$29,672	$47,979	$66,865
Change in unearned premiums	5,595	10,810	18,627	13,926

Net premiums earned	27,667	40,482	66,606	80,791
Management fee revenue	672	190	1,179	420
Net investment income	2,114	3,326	3,962	6,734
Loss on equity investments	—	—	—	(27)
Net realized investment losses	(538)	(3,481)	(1,615)	(2,733)
	29,915	40,517	70,132	85,185
EXPENSES
Losses and loss expenses	32,188	26,238	57,474	56,222
Acquisition costs	6,443	13,070	19,657	25,003
Administrative expenses	10,525	7,124	17,772	13,818
	49,156	46,432	94,903	95,043
(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(19,241)	(5,915)	(24,771)	(9,858)
Income tax expense	—	—	—	—

NET (LOSS)	$(19,241)	$(5,915)	$(24,771)	$(9,858)
PER SHARE DATA
Basic net (loss) per share	$(1.62)	$(0.50)	$(2.09)	$(0.84)
Diluted net (loss)	(1.62)	(0.50)	(2.09)	(0.84)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	11,841,685	11,787,725	11,833,804	11,785,000
Diluted	11,841,685	11,787,725	11,833,804	11,785,000
Dividends declared per share	—	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(31,693)	$(14,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity investments acquired – available for sale	(119,210)	(151,764)
Proceeds from sale of fixed maturity investments – available for sale	155,559	158,530
Funding of other investments	(328)	(854)
Purchases of fixed assets	(1,999)	(758)
Net cash provided by investing activities	34,022	5,154

CASH FLOWS FROM FINANCING ACTIVITIES
Grant/(repurchase) of common shares	—	(58)
Net cash used in financing activities	—	(58)

Net increase/(decrease) in cash	2,329	(9,364)
Cash and cash equivalents at January 1	3,915	26,032

Cash and cash equivalents at June 30	$6,244	$16,668

SUPPLEMENTAL CASH FLOW INFORMATION NON-CASH FINANCING TRANSACTION:
Issuance of common shares	$53	$11

The accompanying notes are an integral part of the consolidated financial statements.

ESG RE LIMITED

Condensed Consolidated Statements of Comprehensive Income

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(as restated)		(as restated)

Net loss	$(19,241)	$(5,915)	$(24,771)	$(9,858)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,517)	23	(1,259)	333
Net unrealized holding gains/(losses) on securities	2,636	(2,095)	2,622	1,403
Other comprehensive income/(loss)	1,119	(2,072)	1,363	1,736

Comprehensive loss	$(18,122)	$(7,987)	$(23,408)	$(8,122)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ESG Re Limited have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) except pursuant to the rules and regulations of the Securities and Exchange Commission which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of financial position, results of operations and comprehensive income as of and for the periods presented.  The results of operations for any interim period are not necessarily indicative of the results for a full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, and related notes thereto, included in our 2001 Annual Report on Form 10-K/A (Amendment No. 4) filed with the Securities and Exchange Commission on May 30, 2003.

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

In July 30, 2002, the FASB issued SFAS No. 146, Accounting for costs associated with exit or disposal activities (SFAS 146).  This statement requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan.  SFAS 146 is effective for disposal activities initiated after December 31, 2002.

4.  COMMITMENTS AND CONTINGENCIES

(A)      EMPLOYMENT CONTRACTS AND LEASE COMMITMENTS AND OTHER COMMITMENTS

We have employment contracts with several employees for original terms of one to five years which have total minimum commitments of $0.3 million as at June 30, 2002 and total minimum commitments of $0.6 million as at December 31, 2001, excluding any performance bonuses that are determined by our Board of Directors.  The contracts include various non-compete clauses following termination of employment.

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

6.  RESTATEMENT OF FINANCIAL STATEMENTS – Foreign Currency Translation

During the second quarter of 2002, we determined that foreign currency translation adjustments, included in other comprehensive income and other expenses, had been misstated by $3,992 thousand due to an error in the system that consolidates the financial results of our subsidiaries.  At the same time we were unable to determine the periods in which the original errors occurred and therefore to correct this error, we restated our financial statements for the year ended December 31, 2001 in order to reflect a fourth quarter adjustment to foreign currency translation adjustments, and in accumulated other comprehensive income, other expenses, and consolidates statements of changes in shareholders’ equity of $3,992 thousand.  The restated accounts were filed in our 10-K/A (Amendment No. 3) filing of August 22, 2002 which has been further amended in our Form 10K/A (Amendment No. 4) filing of May 30, 2003.

Following further investigation we have subsequently determined that the error of $3,992 thousand occurred in the following years:

U.S. dollars in thousands

1999	$488
2000	4,071
2001	(567)
Total	$3,992

We have further restated our financial statements for the fiscal years ended December 31, 2001, 2000 and 1999 in order to reflect the correct foreign currency translation adjustments included in accumulated other comprehensive income, other expenses, and consolidated statements of changes in shareholders’ equity.  The restatement has had no impact on our consolidated statement of operations for the three and six months ended June 30, 2002 and 2001 nor on our Balance Sheets as at June 30, 2002 and December 31, 2001.

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

7.   RESTATEMENT OF FINANCIAL STATEMENTS – Co-Reinsurance Agreements with ACE INA Overseas Insurance Company Ltd (“ACE”).

We signed a co-reinsurance contract with ACE in November 2001 that became effective retroactively as of January 1, 2001.  Under SFAS 113, the premiums written during the retroactive period were deemed to be written on our own account with the co-reinsurance to ACE treated as a retroactive retrocession arrangement.  However, we did not show premiums earned, losses and loss adjustment expenses and acquisition costs in our reported revenues and expenses, in respect of the retroactive period, in the third and fourth quarters of 2001 and the first and second quarters of 2002.  During the quarter ended September 30, 2002, we realized this error in our treatment of the ACE contract and restated our figures for the correct accounting treatment of this contract.  In accordance with SFAS 113, we did not recognize any of the profits of the ACE share of the reinsurance contract in our statement of operations and hence, there was no impact on our reported net income or net loss in any affected period.  The following table shows the impact that the correct accounting for this contract had on our consolidated balance sheets as of June 30, 2002 and December 31, 2001.

	June 30, 2002		December 31, 2001
	As Restated	As previously Reported	As Restated	As previously Reported
	U.S. dollars in thousands
Deferred Acquisition Costs	36,348	39,845	38,886	40,308
Unpaid loss & loss Expenses	172,854	165,857	148,905	146,383
Unearned Premiums	82,828	93,161	100,718	104,395
Acquisition Costs Payable	39,620	39,781	42,843	43,110
Shareholders Equity	71,837	71,837	95,070	95,070

The following statement shows the impact that the correct accounting for this contract had on our consolidated statement of operations for the three and six months ended June 30, 2002.  It had no impact on the consolidated statement of operations for the three and six months ended June 30, 2001.

	Three months ended June 30, 2002		Six months ended June 30, 2002
	As Restated	As previously Reported	As Restated	As previously Reported
	U.S. dollars in thousands
Net premiums earned	27,667	24,178	66,606	59,950
Loss & loss Expenses	32,188	29,842	57,474	52,999
Acquisition Costs	6,443	5,300	19,657	17,476
Net Loss	(19,241)	(19,241)	(24,771)	(24,771)

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

Underwriting results for the three and six months ended June 30, 2002 and 2001, by line of business and in total, for the ESG Reinsurance segment were as follows:

Three months ended June 30, 2002	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	20,483	2,824	—	17	(1,425)	21,899
Net premiums written	14,406	2,894	(36)	(73)	(1,524)	15,667
Net premiums earned	21,232	2,364	56	(367)	(1,319)	21,966
Losses and loss expenses	17,097	15,671	237	167	(853)	32,319
Acquisition costs	3,361	259	5	(81)	(463)	3,081
Operating costs	6,472	2,103	38	81	139	8,833
Net underwriting income/(loss)	(5,698)	(15,669)	(224)	(534)	(142)	(22,267)

Six months ended June 30, 2002	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	35,077	12,099	(230)	279	(1,121)	46,104
Net premiums written	25,678	10,796	(264)	217	(505)	35,922
Net premiums earned	49,153	7,038	184	(486)	(187)	55,702
Losses and loss expenses	38,596	18,508	282	390	(672)	57,104
Acquisition costs	11,248	1,805	53	105	(103)	13,108
Operating costs	10,211	2,816	58	101	312	13,498
Net underwriting income/(loss)	(10,902)	(16,091)	(209)	(1,082)	276	(28,008)

Three months ended June 30, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	30,076	3,153	(1,989)	(215)	1,717	32,742
Net premiums written	28,267	3,792	(1,900)	(1,162)	1,667	30,664
Net premiums earned	31,412	6,655	(1,264)	(1,202)	1,646	37,247
Losses and loss expenses	22,416	5,255	(1,780)	(1,045)	1,743	26,589
Acquisition costs	10,668	417	177	(336)	(250)	10,676
Operating costs	5,467	564	(532)	(209)	286	5,576
Net underwriting income/(loss)	(7,139)	419	871	388	(133)	(5,594)

Six months ended June 30, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	46,053	10,556	(3,147)	(1,392)	1,957	54,027
Net premiums written	41,437	7,891	(2,923)	(2,285)	1,797	45,917
Net premiums earned	44,663	26,966	(1,459)	(515)	1,897	71,552
Losses and loss expenses	33,634	22,829	(1,897)	(1,376)	1,163	54,353
Acquisition costs	14,176	6,429	82	106	(417)	20,376
Operating costs	7,634	2,724	(553)	(97)	327	10,035
Net underwriting income/(loss)	(10,781)	(5,016)	909	852	824	(13,212)

Underwriting results for the three and six months ended June 20, 2002 and 2001, by line of business and in total, for the ESG Direct segment were as follows:

Three months ended June 30, 2002	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	5,225	1,180	6,405
Net premiums written	5,225	1,180	6,405
Net premiums earned	5,263	438	5,701
Losses and loss expenses	(464)	333	(131)
Acquisition costs	3,427	(65)	3,362
Operating costs	763	818	1,581
Net underwriting income/(loss)	1,537	(648)	889

Six months ended June 30, 2002	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	10,033	2,024	12,057
Net premiums written	10,033	2,024	12,057
Net premiums earned	10,093	811	10,904
Losses and loss expenses	(9)	379	370
Acquisition costs	6,413	136	6,549
Operating costs	2,511	1,552	4,063
Net underwriting income/(loss)	1,178	(1,256)	(78)

Three months ended June 30, 2001	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	2,638	(3,631)	(993)
Net premiums written	2,638	(3,631)	(993)
Net premiums earned	2,709	526	3,235
Losses and loss expenses	(516)	165	(351)
Acquisition costs	2,454	(60)	2,394
Operating costs	1,066	403	1,469
Net underwriting (loss)/income	(295)	18	(277)

Six months ended June 30, 2001	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	8,577	12,370	20,947
Net premiums written	8,577	12,370	20,947
Net premiums earned	8,543	696	9,239
Losses and loss expenses	1,671	199	1,870
Acquisition costs	4,682	(54)	4,628
Operating costs	3,182	420	3,602
Net underwriting (loss)/income	(992)	131	(861)

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Report of Independent Accountants

To the Board of Directors and Shareholders

ESG Re Limited

We have reviewed the condensed consolidated balance sheet of ESG Re Limited and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of operations and comprehensive income/loss for the three-month and six-month periods ended June 30, 2002 and 2001, and cash flows for the six-month periods ended June 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q (Amendment No. 1) for the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management.

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

The condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001 and the condensed consolidated statements of operations and comprehensive income/loss for the three-month and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001 have been restated.  The effects of the restatements are set out in Notes 6 and 7 to the unaudited condensed consolidated financial statements.

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

Restatement of Financial Statements

Foreign Currency Translation

During the second quarter of 2002, we determined that foreign currency translation adjustments, included in other comprehensive income and other expenses, had been misstated by $3,992 thousand due to an error in the system that consolidates the financial results of our subsidiaries.  At the same time we were unable to determine the periods in which the original errors occurred and therefore to correct this error, we restated our financial statements for the year ended December 31, 2001 in order to reflect a fourth quarter adjustment to foreign currency translation adjustments, and in accumulated other comprehensive income, other expenses, and consolidates statements of changes in shareholders’ equity of $3,992 thousand.  The restated accounts were filed in our 10-K/A (Amendment No. 3) filing of August 22, 2002 which has been further amended in our 10-K/A (Amendment No. 4) filing of May 30, 2003.

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

Co-Reinsurance Agreements with ACE INA Overseas Insurance Company Ltd (“ACE”).

We signed a co-reinsurance contract with ACE in November 2001 that became effective retroactively as of January 1, 2001.  Under SFAS 113, the premiums written during the retroactive period were deemed to be written on our own account with the co-reinsurance to ACE treated as a retroactive retrocession arrangement.  However, we did not show premiums earned, losses and loss adjustment expenses and acquisition costs in our reported revenues and expenses, in respect of the retroactive period, in the third and fourth quarters of 2001 and the first and second quarters of 2002.  During the quarter ended September 30, 2002, we realized this error in our treatment of the ACE contract and restated our figures for the correct accounting treatment of this contract.  In accordance with SFAS 113, we did not recognize any of the profits of the ACE share of the reinsurance contract in our statement of operations and hence, there was no impact on our reported net income or net loss in any affected period.  The following table shows the impact that the correct accounting for this contract had on our consolidated balance sheets as of June 30, 2002 and December 31, 2001:

	June 30, 2002		December 31, 2001
	As Restated	As previously Reported	As Restated	As previously Reported
	U.S. dollars in thousands
Deferred Acquisition Costs	36,348	39,845	38,886	40,308
Unpaid loss & loss Expenses	172,854	165,857	148,905	146,383
Unearned Premiums	82,828	93,161	100,718	104,395
Acquisition Costs Payable	39,620	39,781	42,843	43,110
Shareholders Equity	71,837	71,837	95,070	95,070

The following statement shows the impact that the correct accounting for this contract had on our consolidated statement of operations for the three and six months ended June 30, 2002.  It had no impact on the consolidated statement of operations for the three and six months ended June 30, 2001.

	Three months ended June 30, 2002		Six months ended June 30, 2002
	As Restated	As previously Reported	As Restated	As previously Reported
	U.S. dollars in thousands
Net premiums earned	27,667	24,178	66,606	59,950
Loss & loss Expenses	32,188	29,842	57,474	52,999
Acquisition Costs	6,443	5,300	19,657	17,476
Net Loss	(19,241)	(19,241)	(24,771)	(24,771)

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

We derive our revenues principally from:

•                  premiums for reinsurance products,

•                  fees for direct marketing services,

•                  management fees, and

•                  investment income.

Results of Operations

Total Revenues

Our total revenues for the three and six months ended June 30, 2002 were $29.9 million and $70.1 million respectively, compared with total revenues of $40.5 million and $85.2 million for the three and six months ended June 30, 2001 respectively.

Our net loss for the three and six months ended June 30, 2002 was $19.2 million and $24.8 million respectively, compared to a net loss of $5.9 million and $9.9 million for the three and six months ended June 30, 2001.  Net loss per share for the three and six months ended June 30, 2002 was $1.62 and $2.09 respectively,   compared with a net loss per share of $0.50 and $0.84 for the three and six months ended June 30, 2001.  Key elements of the quarter’s results were (i) an underwriting result of $(11.0) million, which was significantly below our expectations, due to losses suffered primarily on the Norwegian Occupational Injury business of $13.5 million, on contracts written in 1998, 1999 and 2000 and (ii) unrealized foreign exchange losses of $2.4 million, primarily relating to adverse movement in the Norwegian Kroner (NOK)/US Dollar (USD) exchange rate, exacerbated by the NOK reserve strengthening in the quarter.

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

For the three and six months ended June 30, 2001, we managed, on our own behalf and on behalf of our co-reinsurers, total premiums of $33.4 million and $ 78.7 million, of which we placed $1.7 million and $3.8 million with co-reinsurers and retroceded $2.0 million and $8.1 million, resulting in net premiums written of $29.7 million and $66.8 respectively.

 The 27.5% increase in total managed premiums and 25.6% decrease in net premiums written during the three months ended June 30, 2002, as compared to the similar period in 2001, is primarily a function of the 50% ACE co-reinsurance arrangement in-force on North American business.  This contract came into effect in January 2001.

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

Gross and net premiums written and net premiums earned for the three and six months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended
ESG Reinsurance	June 20, 2002	June 30, 2001
	U.S. dollars in millions
Total premiums managed	36.2	34.4
Amount placed with co-reinsurers	14.3	1.7
Gross premiums written	21.9	32.7
Retroceded	6.2	2.0
Net premiums written	15.7	30.7

Net premiums earned	22.0	37.2

	Six Months Ended
ESG Reinsurance	June 20, 2002	June 30, 2001
	U.S. dollars in millions
Total premiums managed	51.9	57.8
Amount placed with co-reinsurers	5.8	3.8
Gross premiums written	46.1	54.0
Retroceded	10.2	8.1
Net premiums written	35.9	45.9

Net premiums earned	55.7	71.5

	Three Months Ended
ESG Direct	June 20, 2002	June 20, 2001
	U.S. dollars in millions
Total premiums managed	6.4	(1.0)
Amount placed with co-reinsurers	—	—
Gross premiums written	6.4	(1.0)
Retroceded	—	—
Net premiums written	6.4	(1.0)

Net premiums earned	5.7	3.2

	Six Months Ended
ESG Direct	June 20, 2002	June 20, 2001
	U.S. dollars in millions
Total premiums managed	12.0	20.9
Amount placed with co-reinsurers	—	—
Gross premiums written	12.0	20.9
Retroceded	—	—
Net premiums written	12.0	20.9

Net premiums earned	10.9	9.2

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

Underwriting Results

Underwriting results for the three and six months ended June 30, 2002 and 2001, by line of business and in total, for the ESG Reinsurance segment were as follows:

Three months ended June 30, 2002	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	20,483	2,824	—	17	(1,425)	21,899
Net premiums written	14,406	2,894	(36)	(73)	(1,524)	15,667
Net premiums earned	21,232	2,364	56	(367)	(1,319)	21,966
Losses and loss expenses	17,097	15,671	237	167	(853)	32,319
Acquisition costs	3,361	259	5	(81)	(463)	3,081
Operating costs	6,472	2,103	38	81	139	8,833
Net underwriting income/(loss)	(5,698)	(15,669)	(224)	(534)	(142)	(22,267)

Six months ended June 30, 2002	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	35,077	12,099	(230)	279	(1,121)	46,104
Net premiums written	25,678	10,796	(264)	217	(505)	35,922
Net premiums earned	49,153	7,038	184	(486)	(187)	55,702
Losses and loss expenses	38,596	18,508	282	390	(672)	57,104
Acquisition costs	11,248	1,805	53	105	(103)	13,108
Operating costs	10,211	2,816	58	101	312	13,498
Net underwriting income/(loss)	(10,902)	(16,091)	(209)	(1,082)	276	(28,008)

Three months ended June 30, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	30,076	3,153	(1,989)	(215)	1,717	32,742
Net premiums written	28,267	3,792	(1,900)	(1,162)	1,667	30,664
Net premiums earned	31,412	6,655	(1,264)	(1,202)	1,646	37,247
Losses and loss expenses	22,416	5,255	(1,780)	(1,045)	1,743	26,589
Acquisition costs	10,668	417	177	(336)	(250)	10,676
Operating costs	5,467	564	(532)	(209)	286	5,576
Net underwriting income/(loss)	(7,139)	419	871	388	(133)	(5,594)

Six months ended June 30, 2001	Medical	Accident	Credit	Life	Other	Total
	U.S. dollars in thousands
Gross premiums written	46,053	10,556	(3,147)	(1,392)	1,957	54,027
Net premiums written	41,437	7,891	(2,923)	(2,285)	1,797	45,917
Net premiums earned	44,663	26,966	(1,459)	(515)	1,897	71,552
Losses and loss expenses	33,634	22,829	(1,897)	(1,376)	1,163	54,353
Acquisition costs	14,176	6,429	82	106	(417)	20,376
Operating costs	7,634	2,724	(553)	(97)	327	10,035
Net underwriting income/(loss)	(10,781)	(5,016)	909	852	824	(13,212)

The operating ratios for the three and six months ended June 30, 2002 and 2001, by line of business and in total, for the ESG Reinsurance segment were as follows:

Three months ended June 30, 2002	Medical	Accident	Credit	Life	Other	Total

Loss ratio	80.5%	662.9%	423.2%	n/m	64.7%	147.1%
Acquisition expense ratio	15.8%	11.0%	8.9%	n/m	35.1%	14.0%
Loss and acquisition expense ratio	96.3%	673.9%	432.1%	n/m	99.8%	161.1%
Operating expense ratio						40.2%
Combined ratio						201.3%

Six months ended June 30, 2002	Medical	Accident	Credit	Life	Other	Total

Loss ratio	78.5%	263.0%	153.3%	n/m	359.4%	102.5%
Acquisition expense ratio	22.9%	25.6%	28.8%	n/m	55.1%	23.5%
Loss and acquisition expense ratio	101.4%	288.6%	182.1%	n/m	414.5%	126.0%
Operating expense ratio						24.2%
Combined ratio						150.2%

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

The key elements in the performance of the Reinsurance segment for the quarter were (i) losses of $13.5 million on Norwegian Occupational Injury business, written in 1998, 1999 and 2000, and (ii) the increase in operating expenses.

Underwriting results for the three and six months ended June 30, 2002 and 2001, by line of business and in total, for the ESG Direct segment were as follows:

Three months ended June 30, 2002	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	5,225	1,180	6,405
Net premiums written	5,225	1,180	6,405
Net premiums earned	5,263	438	5,701
Losses and loss expenses	(464)	333	(131)
Acquisition costs	3,427	(65)	3,362
Operating costs	763	818	1,581
Net underwriting income/(loss)	1,537	(648)	889

Six months ended June 30, 2002	Accident	Credit	Total
	U.S. dollars in thousands
Gross premiums written	10,033	2,024	12,057
Net premiums written	10,033	2,024	12,057
Net premiums earned	10,093	811	10,904
Losses and loss expenses	(9)	379	370
Acquisition costs	6,413	136	6,549
Operating costs	2,511	1,552	4,063
Net underwriting income/(loss)	1,178	(1,256)	(78)

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

U.S. dollars in thousands

Investments	122,206	2,016	6.6%	(538)
Other investments	7,594	28	1.5%	—
Cash and cash equivalents	5,424	70	5.2%	—
Total	135,224	2,114	6.3%	(538)

The following table reflects our investment results for the three months ended June 30, 2001:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains/(Losses)

U.S. dollars in thousands

Investments	164,094	2,846	6.9%	719
Other investments	14,252	275	7.7%	(4,200)
Cash and cash equivalents	16,668	205	4.9%	—
Total	195,014	3,326	6.8%	(3,481)

The following table reflects the investment results for the six months ended June 30, 2002:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains/(Losses)

U.S. dollars in thousands

Investments	133,278	3,708	5.6%	(1,615)
Other investments	9,896	158	3.2%
Cash and cash equivalents	5,564	96	3.5%	—
Total	148,738	3,962	5.3%	(1,615)

The following table reflects the investment results for the six months ended June 30, 2001:

	Average Investments	Net Investment Income(1)	Annualized Effective Yield	Net Realized Investment Gains/(Losses)

U.S. dollars in thousands

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

In the second quarter of 2001, the Company participated in a rights offering by 4Sigma for convertible preferred debt totaling $0.8 million, which in November 2001, converted into 0.8 million shares of Series E preferred stock.  Also, in November 2001, the Company committed to make an additional capital injection in 4Sigma of $1.8 million, in exchange for 1.8 million shares of Series E preferred stock.  As at June 30, 2002 we had invested $1.1 million of this commitment.  Mr. Head has also committed to invest an additional $1.2 million in cash in 4Sigma on these same terms and conditions.  We evaluate our investment in 4Sigma on a quarterly basis.

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

Deferred acquisition costs decreased from $38.9 million at December 31, 2001 to $36.3 million at June 30, 2002, as unearned premium declined over the period, a factor of reduced premium writings and earnings.

At December 2001, reserves for unpaid losses and loss expenses were $148.9 million and at June 30, 2002, reserves for unpaid losses and loss expenses were $172.9 million.  This increase primarily relates to the deterioration on the Norwegian book of business, compounded by the depreciation of the US Dollar against the Norwegian Kroner and other major currencies in the quarter.

At June 30, 2002, unearned premium reserves were $82.8 million compared to $100.7 million at December 31, 2001.  Unearned premium reserves are established to cover the unexpired period of contracts of reinsurance that we have underwritten.  At June 30, 2002, acquisition costs payable were $39.6 million compared to $42.8 million at December 31, 2001.  The balance represents acquisition expenses due on gross reinsurance premiums that we have written.

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

In support of our business, we enter into Letters of Credit and Trust Account arrangements with ceding companies.  As at December 31, 2001, we had in total $91.0 million of outstanding Letters of Credit and Trust Accounts (representing 62.8% of investments available for sale) of which $27.0 million related to Letters of Credit issued and $64.0 million was in Trust Accounts.  As of June 30, 2002, we had in total $86.3 million of outstanding Letters of Credit and Trust Accounts (representing 77.0% of investments available for sale) of which $24.8 million related to Letters of Credit issued and $61.5 million was in Trust Accounts.  These arrangements are secured against our fixed maturity investment portfolio.  Management have assessed the Company’s cash flow requirements, taking into account these arrangements.

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

There has been no significant change in market or interest rate risk since December 31, 2001.

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

Item 4.                                                       Submission of Matters to a Vote of Securities Holders

The Annual General Meeting of Shareholders was held pursuant to notice on May 6, 2002.  There were present at the meeting, in person or represented by proxy, the holders of 11,375,533 shares of the outstanding common stock of the Company, which represented approximately 96.1% of the outstanding shares as at March 15, 2002, the record date.  The matters voted on at the meeting and the votes cast were as follows:

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

Proposal 3.         Approval of the Company’s 2002 Stock Incentive Plan

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

A summary of the results of this Annual General Meeting was contained in a press release issued by the Company on May 10, 2002.

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

(a)                                  Exhibit Index

Exhibit 11.1                               Computation of Earnings Per Share

Exhibit 99.1                               Certification Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2                               Certification Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.3                               Code of Conduct Policy (Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2002 filed with the Securties and Exchange Commission on August 19, 2002)

(b)                                 During the three months ended June 30, 2002, ESG did not file any Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESG RE LIMITED

Date: May 30, 2003	By:	/s/Alasdair P. Davis
Alasdair P. Davis
Chief Executive Officer

Date: May 30, 2003	By:	/s/Aodh O’Murchu
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